Form 10-Q
period 2022-03-31
Roth CH Acquisition V Co.
filed 2022-05-13
CIK 1885998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41105

ROTH CH ACQUISITION V CO.

(Exact name of registrant as specified in its charter)

Delaware	86-1229207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 San Clemente Drive, Suite 400

Newport Beach, CA 92660

(Address of principal executive offices)

(949) 720-5700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	ROCL	The Nasdaq Stock Market LLC
Warrants	ROCLW	The Nasdaq Stock Market LLC
Units	ROCLU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2022, there were 14,836,500 shares of common stock, par value $0.0001 per share, issued and outstanding.

ROTH CH ACQUISITION V CO.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ROTH CH ACQUISITION V CO.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2022	2021

ASSETS
Current assets
Cash	$783,119	$898,895
Prepaid expenses	332,178	337,927
Total Current Assets	1,115,297	1,236,822

Cash and marketable securities held in Trust Account	116,744,697	116,725,000
Total Assets	$117,859,994	$117,961,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$164,596	$114,686
Total Current Liabilities	164,596	114,686

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 11,500,000 shares at $10.15 per share redemption value as of March 31, 2022 and December 31, 2021	116,725,000	116,725,000

Stockholders’ Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,336,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	334	334
Additional paid-in capital	1,289,446	1,289,446
Accumulated deficit	(319,382)	(167,644)
Total Stockholders’ Equity	970,398	1,122,136

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,859,994	$117,961,822

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021
General and administrative expenses	$171,435	$90
Loss from operations	(171,435)	(90)

Other income:
Interest earned on marketable securities held in Trust Account	19,697	—
Total other income	19,697	—

Net loss	$(151,738)	$(90)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	11,500,000	—
Basic and diluted net loss per common share, common stock subject to possible redemption	$(0.01)	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock (1)	3,336,500	2,500,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.01)	$(0.00)

(1)	At March 31, 2021, excluded up to 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 3). As a result of the underwriters’ full exercise of their over-allotment option on December 3, 2021, no shares remain subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

				Stock
			Additional	Subscription		Total
	Common Stock		Paid-in	Receivable from	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholder	Deficit	Equity
Balance – January 1, 2022	3,336,500	$334	$1,289,446	$—	$(167,644)	$1,122,136

Net loss	—	—	—	—	(151,738)	(151,738)

Balance – March 31, 2022	3,336,500	$334	$1,289,446	$—	$(319,382)	$970,398

FOR THE THREE MONTHS ENDED MARCH 31, 2021

				Stock		Total
			Additional	Subscription		Stockholders’
	Common Stock		Paid-in	Receivable from	Accumulated	(Deficit)
	Shares	Amount	Capital	Stockholder	Deficit	Equity
Balance – January 1, 2021	2,875,000	$288	$24,712	(25,000)	$(1,000)	$(1,000)

Receipt of subscription receivable	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	(90)	(90)

Balance – March 31, 2021	2,875,000	$288	$24,712	$—	$(1,090)	$23,910

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(151,738)	(90)
Adjustment to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(19,697)	—
Changes in operating assets and liabilities:
Prepaid expenses	5,749	—
Accrued expenses	49,910	(453)
Net cash used in operating activities	(115,776)	(543)

Cash Flows from Financing Activities:
Proceeds from collection of stock subscription receivable from Sponsor	—	25,000
Net cash provided by financing activities	—	25,000

Net Change in Cash	(115,776)	24,457
Cash – Beginning of period	898,895	—
Cash – End of period	$783,119	24,457

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The Company will have until June 3, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes and liquidation expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

In order to protect the amounts held in the Trust Account, certain of the Initial Stockholders have agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below(i) $10.15 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Initial Stockholders will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Initial Stockholders will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $783,119 in its operating bank account and working capital of $861,125, after deducting accrued Delaware franchise taxes.

The Company may need to raise additional capital through loans or additional investments from the Initial Stockholders or its officers, directors or their affiliates. The Initial Stockholders and the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Initial Stockholders or certain of the Company’s officers and directors or their affiliates, to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

Risks and Uncertainties

The Company continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that COVID-19 could have a negative effect on the Company’s search for a target company for a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

At March 31, 2022 and December 31, 2021, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two types of common stock – redeemable common stock and non-redeemable common stock. The Company calculates its earnings per share to allocate net loss pro rata to redeemable and non-redeemable common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the loss of the Company. In order to determine the net loss attributable to both the redeemable and non-redeemable common stock, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For the purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the redeemable common stock subject to redemption is considered to be dividends paid to the holders of the redeemable common stock. There was no adjustment made to net loss since there was no remeasurement of the accretion to redemption value of the redeemable common stock subject to redemption for the three months ended March 31, 2022 and 2021.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following tables reflect the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2022		2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Common stock	Common stock	Common stock	Common stock
Basic and diluted net loss per common share
Numerator:
Net loss	$(117,614)	$(34,124)	$—	$(90)
Accretion of common stock to redemption value	—	—	—	—
Net loss	$(117,614)	$(34,124)	$—	$(90)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,336,500	—	2,500,000
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$—	$(0.00)

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

Warrant Classification

The Company accounts for warrants as either equity-classified instruments or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification(“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of ASU 2020-06 is being assessed by the Company; however, no significant impact on the financial statements is anticipated.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, which included a full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $11.50 per full share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, certain of the Initial Stockholders purchased from the Company an aggregate of 461,500 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $4,615,000, in a private placement. Each Private Unit consists of one share of common stock (“Private Share”) and one-half of one redeemable warrant (“Private Warrant”). Each whole Private Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment (see Note 7). The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The sale of the Founder Shares to certain of the Company’s Initial Stockholders and independent directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 167,234 shares sold to the Company’s Initial Stockholders and independent directors was approximately $788,900, or $4.72 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of March 31, 2022 and December 31, 2021, there are no Working Capital Loans outstanding.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 3,336,500 shares of common stock issued and outstanding, excluding 11,500,000 shares of common stock subject to possible redemption.

Warrants — At March 31, 2022 and December 31, 2021, there were 5,750,000 Public Warrants outstanding and 230,750 Private Warrants outstanding.

The Company will not issue fractional warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if the registration statement of which the prospectus for the Company’s Initial Public Offering forms a part is not available and a new registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 120 days following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The warrants will expire five years from the closing of a Business Combination.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

●	at a price of $0.01 per warrant;
●	at any time after the warrants become exercisable;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share, for any 20 trading days within a 30-day trading period commencing after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the Market Price.

Except with respect to certain registration rights and transfer restrictions, the Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

NOTE 8. FAIR VALUE MEASUREMENTS

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

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

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

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $7,289 in cash and $116,732,996 and $116,717,711 in U.S. Treasury securities, respectively. Through March 31, 2022 and December 31, 2021, the Company did not withdraw interest earned on the Trust Account to pay for its franchise and income tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021. The gross holding losses and fair value of held-to-maturity securities at March 31, 2022 and December 31, 2021 are as follows:

		Amortized	Gross
	Held-To-Maturity	Cost	Holding Loss	Fair Value
March 31, 2022	U.S. Treasury Securities (Mature on 4/14/2022)	$116,737,408	$(4,412)	$116,732,996
December 31, 2021	U.S. Treasury Securities (Mature on 4/14/2022)	$116,717,711	$0	$116,717,711

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		March 31,	December 31,
Description	Level	2022	2021
Assets:
U.S. Treasury Securities	1	$116,732,996	$116,717,711

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Roth CH Acquisition V Co. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the search for an initial business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 5, 2020, for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering (as defined below) and the sale of the Private Units (as defined below), our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended March 31, 2022, we had a net loss of $151,738, which consists of operating costs of $171,435, offset by interest earned on marketable securities held in Trust Account of $19,697.

For the three months ended March 31, 2021, we had a net loss of $90, which consists of operating costs.

Liquidity and Capital Resources

On December 3, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 461,500 units (the “Private Units”), at a price of $10.00 per Private Unit, in a private placement to certain of the holders of ours shares prior to the Initial Public Offering (the “Initial Stockholders”), generating gross proceeds of $4,615,000.

Following the Initial Public Offering, including the full exercise of the over-allotment option by the underwriters, and the sale of the Private Units, a total of $116,725,000 was placed in a trust account located in the United States (the “Trust Account”). We incurred $1,625,220 in transaction costs, consisting of $1,150,000 of underwriting fees and $475,220 of other offering costs.

For the three months ended March 31, 2022, cash used in operating activities was $115,776. Net loss of $151,738 was affected by interest earned on marketable securities held in the Trust Account of $19,697 and changes in operating assets and liabilities, which provided $55,659.

For the three months ended March 31, 2021, cash used in operating activities was $543. Net loss of $90 was affected by changes in operating assets and liabilities, which used $543.

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $116,744,697. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended March 31, 2022, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had $783,119 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to finance transaction costs in connection with an initial business combination, the Initial Stockholders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of an initial business combination, without interest. As of March 31, 2022, there are no Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We have engaged Roth Capital Partners, LLC (“Roth”) and Craig-Hallum Capital Group LLC (“Craig-Hallum”), the underwriters in the Initial Public Offering, as advisors in connection with our initial business combination to assist in the transaction structuring and negotiation of a definitive purchase agreement with respect to the initial business combination, hold meetings with the stockholders to discuss the initial business combination and the target’s attributes, introduce us to potential investors to purchase our securities in connection with the initial business combination, and assist with financial analysis, presentations, press releases and filings related to the initial business combination. We will pay Roth and Craig-Hallum a fee for such services upon the consummation of an initial business combination in an amount equal to, in the aggregate, 4.5% of the gross proceeds of the Initial Public Offering (or $5,175,000 in the aggregate). As a result, Roth and Craig-Hallum will not be entitled to such fee unless we consummate an initial business combination.

Critical Accounting Policies

There have been no material changes in the critical accounting estimates disclosed under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates contained in the Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officers and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item. We have provided a comprehensive list of risk factors in our Annual Report on Form 10 K for the year ended December 31, 2021, as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*Filed herewith.

**Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTH CH ACQUISITION V CO.

Date: May 13, 2022	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer and Co-Chairman of the Board
(Co-Principal Executive Officer)

Date: May 13, 2022	By:	/s/ John Lipman
	Name:	John Lipman
	Title:	Co-Chief Executive Officer and Co-Chairman of the Board
(Co-Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Gordon Roth
	Name:	Gordon Roth
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)