Form 10-Q
period 2022-06-30
Roth CH Acquisition V Co.
filed 2022-08-12
CIK 1885998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 14,836,500 shares of common stock, par value $0.0001 per share, issued and outstanding.

ROTH CH ACQUISITION V CO.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ROTH CH ACQUISITION V CO.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2022	2021

ASSETS
Current assets
Cash	$723,365	$898,895
Prepaid expenses	268,024	337,927
Cash and marketable securities held in Trust Account	116,895,436	—
Total Current Assets	117,886,825	1,236,822

Cash and marketable securities held in Trust Account	—	116,725,000
Total Assets	$117,886,825	$117,961,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$162,878	$114,686
Income taxes payable	17,883	—
Total Current Liabilities	180,761	114,686

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 11,500,000 shares at $10.16 per share and $10.15 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	116,797,983	116,725,000

Stockholders’ Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,336,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	334	334
Additional paid-in capital	1,216,463	1,289,446
Accumulated deficit	(308,716)	(167,644)
Total Stockholders’ Equity	908,081	1,122,136

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,886,825	$117,961,822

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative expenses	$122,190	$—	$293,625	$90
Loss from operations	(122,190)	—	(293,625)	(90)

Other income
Interest earned on marketable securities held in Trust Account	150,739	—	170,436	—
Total other income	150,739	—	170,436	—

Income (loss) before provision for income taxes	28,549	—	(123,189)	(90)
Provision for income taxes	(17,883)	—	(17,883)	—

Net income (loss)	$10,666	$—	$(141,072)	$(90)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	11,500,000	—	11,500,000	—
Basic and diluted net income (loss) per common share, common stock subject to possible redemption	$0.00	$—	$(0.01)	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock(1)	3,336,500	2,500,000	3,336,500	2,500,000

Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.00)	$—	$(0.01)	$(0.00)

(1)	At June 30, 2021, excluded up to 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 3). As a result of the underwriters’ full exercise of their over-allotment option on December 3, 2021, no shares remain subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

				Stock
			Additional	Subscription		Total
	Common Stock		Paid-in	Receivable from	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholder	Deficit	Equity
Balance — January 1, 2022	3,336,500	$334	$1,289,446	$—	$(167,644)	$1,122,136

Net loss	—	—	—	—	(151,738)	(151,738)

Balance – March 31, 2022	3,336,500	$334	$1,289,446	$—	$(319,382)	$970,398

Accretion of carrying value to redemption value	—	—	(72,983)	—	—	(72,983)

Net income	—	—	—	—	10,666	10,666

Balance — June 30, 2022	3,336,500	$334	$1,216,463	$—	$(308,716)	$908,081

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

				Stock
			Additional	Subscription		Total
	Common Stock		Paid-in	Receivable from	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholder	Deficit	Equity
Balance — January 1, 2021	2,875,000	$288	$24,712	$(25,000)	$(1,000)	$(1,000)

Receipt of subscription receivable	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	(90)	(90)

Balance – March 31, 2021	2,875,000	$288	$24,712	$—	$(1,090)	$23,910

Net income (loss)	—	—	—	—	—	—

Balance — June 30, 2021	2,875,000	$288	$24,712	$—	$(1,090)	$23,910

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(141,072)	$(90)
Adjustment to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(170,436)	—
Changes in operating assets and liabilities:
Prepaid expenses	69,903	—
Accrued expenses	48,192	(453)
Income taxes payable	17,883	—
Net cash used in operating activities	(175,530)	(543)

Cash Flows from Financing Activities:
Proceeds from collection of stock subscription receivable from Sponsor	—	25,000
Net cash provided by financing activities	—	25,000

Net Change in Cash	(175,530)	24,457
Cash – Beginning of period	898,895	—
Cash – End of period	$723,365	$24,457

Non-cash financing activities:
Accretion of common stock to redemption amount	$72,983	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $723,365 in its operating bank account and working capital of $925,964, after deducting the balance in the Trust Account, accrued Delaware franchise taxes and income taxes payable.

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

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

At June 30, 2022 and December 31, 2021, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Common stock issuance costs	(1,625,220)
Plus:
Accretion of carrying value to redemption value	3,350,220
Common stock subject to possible redemption, December 31, 2021	$116,725,000
Plus:
Accretion of carrying value to redemption value	72,983
Common stock subject to possible redemption, June 30, 2022	116,797,983

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 62.64% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 14.52% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

to redemption value of the redeemable common stock subject to redemption is considered to be dividends paid to the holders of the redeemable common stock.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,980,750 shares of common stock in the aggregate. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2022	June 30, 2022
Net income (loss)	$10,666	$(141,072)
Accretion of redeemable common stock to redemption amount	(72,983)	(72,983)
Net loss including accretion of temporary equity to redemption value	$(62,317)	$(214,055)

	For the Three Months Ended		For the Three Months Ended
	June 30,		June 30,
	2022		2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Common stock	Common stock	Common stock	Common stock
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net loss including accretion of temporary equity to redemption value	$(48,303)	$(14,014)	$—	$—
Accretion of common stock to redemption value	72,983	—	—	—
Net income (loss)	$24,680	$(14,014)	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,336,500	—	2,500,000
Basic and diluted net income (loss) per common share	$0.00	$(0.00)	$—	$—

	For the Six Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022		2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Common stock	Common stock	Common stock	Common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss including accretion of temporary equity to redemption value	$(165,917)	$(48,138)	$—	$(90)
Accretion of common stock to redemption value	72,983	—	—	—
Net loss	$(92,934)	$(48,138)	$—	$(90)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,336,500	—	2,500,000
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$—	$(0.00)

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

NOTE 3. INITIAL PUBLIC OFFERING

On December 3, 2021, pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, which included a full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

one share of common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $11.50 per full share, subject to adjustment (see Note 7).

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

The sale of the Founder Shares to certain of the Company’s Initial Stockholders and independent directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 167,234 shares sold to the Company’s Initial Stockholders and independent directors was approximately $788,900, or $4.72 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The outstanding balance under the Promissory Note of $200,000 was repaid at the closing of the Initial Public Offering on December 13, 2021. Borrowings under Promissory Note are no longer available.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of June 30, 2022 and December 31, 2021, there are no Working Capital Loans outstanding.

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

Business Combination Marketing Agreement

Pursuant to a business combination marketing agreement entered into on November 30, 2021, the Company engaged Roth and Craig-Hallum, the underwriters in the Initial Public Offering, as advisors in connection with its Business Combination to assist in the transaction structuring and negotiation of a definitive purchase agreement with respect to the Business Combination, hold meetings with the stockholders to discuss the Business Combination and the target’s attributes, introduce the Company to potential investors to purchase its securities in connection with the Business Combination, and assist with financial analysis, presentations, press releases and filings related to the Business Combination. The Company will pay Roth and Craig-Hallum a fee for such services upon the consummation of a Business Combination in an amount equal to, in the aggregate, 4.5% of the gross proceeds of the Initial Public Offering (or $5,175,000 in the aggregate). As a result, Roth and Craig-Hallum will not be entitled to such fee unless the Company consummates a Business Combination.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 3,336,500 shares of common stock issued and outstanding, excluding 11,500,000 shares of common stock subject to possible redemption.

Warrants — At June 30, 2022 and December 31, 2021, there were 5,750,000 Public Warrants outstanding and 230,750 Private Warrants outstanding.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

At June 30, 2022, assets held in the Trust Account were comprised of $116,895,436 in mutual funds. At December 31, 2021, assets held in the Trust Account were comprised of $7,289 in cash and $116,717,711 in U.S. Treasury securities. Through June 30, 2022, the Company did not withdraw interest earned on the Trust Account to pay for its franchise and income tax obligations.

The gross holding losses and fair value of held-to-maturity securities at December 31, 2021 are as follows:

		Amortized	Gross
	Held-To-Maturity	Cost	Holding Loss	Fair Value
December 31, 2021	U.S. Treasury Securities (Matured on 4/14/2022)	$116,717,711	$—	$116,717,711

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		June 30,	December 31,
Description	Level	2022	2021
Assets:
U.S. Treasury Securities (Matured on 4/14/2022)	1	$—	$116,717,711
U.S. Mutual Funds Held in Trust Account	1	$116,895,436	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended June 30, 2022, we had a net income of $10,666, which consists interest earned on marketable securities held in Trust Account of $150,739, offset by of operating costs of $122,190 and provision for income taxes of $17,883.

For the six months ended June 30, 2022, we had a net loss of $141,072, which consists of operating costs of $293,625 and provision for income taxes of $17,883, offset by interest earned on marketable securities held in Trust Account of $170,436.

For the six months ended June 30, 2021, we had a net loss of $90, which consists of operating costs.

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

For the six months ended June 30, 2022, cash used in operating activities was $175,530. Net loss of $141,072 was affected by interest earned on marketable securities held in the Trust Account of $170,436 and changes in operating assets and liabilities, which provided $135,978.

For the six months ended June 30, 2021, cash used in operating activities was $543. Net loss of $90 was affected by changes in operating assets and liabilities, which used $453.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $116,895,436. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended June 30, 2022, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had $723,365 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to finance transaction costs in connection with an initial business combination, the Initial Stockholders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of an initial business combination, without interest. As of June 30, 2022, there are no Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

Pursuant to a business combination marketing agreement entered into on November 30, 2021, we have engaged Roth Capital Partners, LLC (“Roth”) and Craig-Hallum Capital Group LLC (“Craig-Hallum”), the underwriters in the Initial Public Offering, as advisors in connection with our initial business combination to assist in the transaction structuring and negotiation of a definitive purchase agreement with respect to the initial business combination, hold meetings with the stockholders to discuss the initial business combination and the target’s attributes, introduce us to potential investors to purchase our securities in connection with the initial business combination, and assist with financial analysis, presentations, press releases and filings related to the initial business combination. We will pay Roth and Craig-Hallum a fee for such services upon the consummation of an initial business combination in an amount equal to, in the aggregate, 4.5% of the gross proceeds of the Initial Public Offering (or $5,175,000 in the aggregate). As a result, Roth and Craig-Hallum will not be entitled to such fee unless we consummate an initial business combination.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officers and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROTH CH ACQUISITION V CO.

Date: August 12, 2022	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer and Co-Chairman of the Board
(Co-Principal Executive Officer)

Date: August 12, 2022	By:	/s/ John Lipman
	Name:	John Lipman
	Title:	Co-Chief Executive Officer and Co-Chairman of the Board
(Co-Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Gordon Roth
	Name:	Gordon Roth
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)