Form 10-Q
period 2022-09-30
Roth CH Acquisition V Co.
filed 2022-11-14
CIK 1885998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 14,836,500 shares of common stock, par value $0.0001 per share, issued and outstanding.

ROTH CH ACQUISITION V CO.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ROTH CH ACQUISITION V CO.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2022	2021

ASSETS
Current assets
Cash	$684,571	$898,895
Prepaid expenses	207,769	337,927
Cash and marketable securities held in Trust Account	117,422,289	—
Total Current Assets	118,314,629	1,236,822

Cash and marketable securities held in Trust Account	—	116,725,000
Total Assets	$118,314,629	$117,961,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$186,763	$114,686
Income taxes payable	117,471	—
Total Current Liabilities	304,234	114,686

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 11,500,000 shares at $10.19 per share and $10.15 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	117,167,365	116,725,000

Stockholders’ Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,336,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	334	334
Additional paid-in capital	847,081	1,289,446
Accumulated deficit	(4,385)	(167,644)
Total Stockholders’ Equity	843,030	1,122,136

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,314,629	$117,961,822

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative expenses	$122,934	$105	$416,559	$195
Loss from operations	(122,934)	(105)	(416,559)	(195)

Other income (expense)
Interest earned on marketable securities held in Trust Account	526,853	—	697,289	—
Total other income (expense)	526,853	—	697,289	—

Income (loss) before provision for income taxes	403,919	—	280,730	(195)
Benefit (Provision) for income taxes	(99,588)	(105)	(117,471)	—
Net income (loss)	$304,331	$(105)	$163,259	$(195)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	11,500,000	—	11,500,000	—
Basic and diluted net income per common share, common stock subject to possible redemption	$0.03	$—	$0.02	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock (1)	3,336,500	2,500,000	3,336,500	2,500,000

Basic and diluted net income (loss) per share, non-redeemable common stock	$—	$—	$(0.02)	$—

(1)	At September 30, 2021, excluded up to 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 3). As a result of the underwriters’ full exercise of their over-allotment option on December 3, 2021, no shares remain subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

				Stock
			Additional	Subscription		Total
	Common Stock		Paid-in	Receivable from	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholder	Equity	Equity
Balance — January 1, 2022	3,336,500	$334	$1,289,446	$—	$(167,644)	$1,122,136
Net loss	—	—	—	—	(151,738)	(151,738)
Balance – March 31, 2022	3,336,500	$334	$1,289,446	$—	$(319,382)	$970,398
Accretion of carrying value to redemption value	—	—	(72,983)	—	—	(72,983)
Net income	—	—	—	—	10,666	10,666
Balance — June 30, 2022	3,336,500	$334	$1,216,463	$—	$(308,716)	$908,081
Accretion of carrying value to redemption value			(369,382)	—	—	(369,382)
Net income	—	—	—	—	304,331	304,331
Balance — September 30, 2022	3,336,500	$334	$847,081	$—	$(4,385)	$843,030

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

				Stock
			Additional	Subscription		Total
	Common Stock		Paid-in	Receivable from	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholder	Deficit	Equity
Balance — January 1, 2021	2,875,000	$288	$24,712	$(25,000)	$(1,000)	$(1,000)
Receipt of subscription receivable	—	—	—	25,000	—	25,000
Net loss	—	—	—	—	(90)	(90)
Balance – March 31, 2021	2,875,000	$288	$24,712	$—	$(1,090)	$23,910
Net income (loss)	—	—	—	—	—	—
Balance — June 30, 2021	2,875,000	$288	$24,712	$—	$(1,090)	$23,910
Net loss	—	—	—	—	(105)	(105)
Balance — September 30, 2021	2,875,000	$288	$24,712	$—	$(1,195)	$23,805

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$163,259	$(195)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(697,289)	—
Changes in operating assets and liabilities:
Prepaid expenses	130,158	—
Accrued expenses	72,077	(453)
Income taxes payable	117,471	—
Net cash used in operating activities	(214,324)	(648)

Cash Flows from Financing Activities:
Proceeds from collection of stock subscription receivable from Sponsor	—	25,000
Proceeds from promissory note - related party	—	200,000
Payments of offering costs	—	(56,295)
Net cash provided by financing activities	—	168,705

Net Change in Cash	(214,324)	168,057
Cash – Beginning of period	898,895	—
Cash – End of period	$684,571	$168,057

Non-cash financing activities:
Change in value of Class A common stock subject to possible redemption	$442,365	$—
Offering costs included in accrued offering costs	—	62,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

September 30, 2022

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

September 30, 2022

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had $684,571 in its operating bank account and working capital of $843,029, after deducting the balance in the Trust Account, accrued Delaware franchise taxes and income taxes payable.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

At September 30, 2022 and December 31, 2021, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Common stock issuance costs	(1,625,220)
Plus:
Accretion of carrying value to redemption value	3,350,220
Common stock subject to possible redemption, December 31, 2021	$116,725,000
Plus:
Accretion of carrying value to redemption value	442,365
Common stock subject to possible redemption, September 30, 2022	117,167,365

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 24.66% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 41.84% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2022	September 30, 2022
Net income	$304,331	$163,259
Accretion of redeemable common stock to redemption amount	(369,382)	(442,365)
Net loss including accretion of temporary equity to redemption value	$(65,051)	$(279,106)

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

	For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,
	2022		2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Common stock	Common stock	Common stock	Common stock
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net loss including accretion of temporary equity to redemption value	$(50,422)	$(14,629)	$—	$(105)
Accretion of common stock to redemption value	369,382	—	—	—
Net income (loss)	$318,960	$(14,629)	$—	$(105)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,336,500	—	2,500,000
Basic and diluted net income (loss) per common share	$0.03	$—	$—	$—

	For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022		2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Common stock	Common stock	Common stock	Common stock
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss) including accretion of temporary equity to redemption value	$(216,339)	$(62,767)	$—	$(90)
Accretion of common stock to redemption value	442,365	—	—	—
Net income (loss)	$226,026	$(62,767)	$—	$(90)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,336,500	—	2,500,000
Basic and diluted net income (loss) per common share	$0.02	$(0.01)	$—	$—

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of ASU 2020-06 is being assessed by the Company; however, no significant impact on the financial statements is anticipated.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

The sale of the Founder Shares to certain of the Company’s Initial Stockholders and independent directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 167,234 shares sold to the Company’s Initial Stockholders and independent directors was approximately $788,900, or $4.72 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Promissory Note

On August 9, 2021, the Company issued an unsecured promissory note to a related party, pursuant to which the Company could borrow an aggregate principal amount of $200,000. The promissory note was non-interest bearing and payable promptly after consummation of the Initial Public Offering or the date on which the Company determined not to conduct the Initial Public Offering. The outstanding balance under the Promissory Note of $200,000 was repaid at the closing of the Initial Public Offering on December 13, 2021. Borrowings under the Promissory Note are no longer available.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of September 30, 2022 and December 31, 2021, there are no Working Capital Loans outstanding.

Underwriting Agreement and Business Combination Marketing Agreement

The Company entered into an underwriting agreement and a business combination marketing agreement with Roth Capital Partners, LLC (“Roth”) and Craig-Hallum Capital Group LLC (“Craig-Hallum”), the underwriters in the Initial Public Offering. The underwriters are related parties of the Company. See Note 6 for a discussion of the business combination marketing agreement.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 3,336,500 shares of common stock issued and outstanding, excluding 11,500,000 shares of common stock subject to possible redemption which are presented as temporary equity.

Warrants — At September 30, 2022 and December 31, 2021, there were 5,750,000 Public Warrants outstanding and 230,750 Private Warrants outstanding.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

At September 30, 2022, assets held in the Trust Account were comprised of $117,422,289 in mutual funds. At December 31, 2021, assets held in the Trust Account were comprised of $7,289 in cash and $116,717,711 in U.S. Treasury securities. Through September 30, 2022, the Company did not withdraw interest earned on the Trust Account to pay for its franchise and income tax obligations.

The gross holding losses and fair value of held-to-maturity securities at December 31, 2021 are as follows:

		Amortized	Gross
	Held-To-Maturity	Cost	Holding Loss	Fair Value
December 31, 2021	U.S. Treasury Securities (Matured on 4/14/2022)	$116,717,711	$—	$116,717,711

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		September 30,	December 31,
Description	Level	2022	2021
Assets:
U.S. Treasury Securities (Matured on 4/14/2022)	1	$—	$116,717,711
U.S. Mutual Funds Held in Trust Account	1	$117,422,289	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended September 30, 2022, we had a net income of $304,331, which consisted of interest earned on marketable securities held in Trust Account of $526,853, offset by of operating costs of $122,934 and provision for income taxes of $99,588.

For the nine months ended September 30, 2022, we had a net income of $163,259, which consisted of interest earned on marketable securities held in Trust Account of $697,289, offset by of operating costs of $416,559 and provision for income taxes of $117,471.

For the three and nine months ended September 30, 2021, we had a net loss of $105 and $195, respectively, which consisted of operating costs.

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

For the nine months ended September 30, 2022, cash used in operating activities was $214,324. Net income of $163,259 was affected by interest earned on marketable securities held in the Trust Account of $697,289 and changes in operating assets and liabilities, which provided $319,706.

For the nine months ended September 30, 2021, cash used in operating activities was $648. Net loss of $195 was affected by changes in operating assets and liabilities, which used $453.

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $117,422,289. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended September 30, 2022, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had $684,571 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to finance transaction costs in connection with an initial business combination, the Initial Stockholders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of an initial business combination, without interest. As of September 30, 2022, there are no Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officers and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROTH CH ACQUISITION V CO.

Date: November 14, 2022	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer and Co-Chairman of the Board
(Co-Principal Executive Officer)

Date: November 14, 2022	By:	/s/ John Lipman
	Name:	John Lipman
	Title:	Co-Chief Executive Officer and Co-Chairman of the Board
(Co-Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Gordon Roth
	Name:	Gordon Roth
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)