Form 10-K
period 2022-12-31
Roth CH Acquisition V Co.
filed 2023-03-31
CIK 1885998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $115.6 million.

As of March 29, 2023, there were 14,836,500 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ROTH CH ACQUISITION V CO.

Annual Report on Form 10-K for the Year Ended December 31, 2022

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to complete our initial business combination;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
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

ii

PART I

ITEM 1.	BUSINESS

Overview

Roth CH Acquisition V Co. (the “Company,” “we,” “us,” or “our”) is a blank check company formed under the laws of the State of Delaware on November 5, 2020. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to herein as our “initial business combination” or “Business Combination.” To date, our efforts have been limited to organizational activities as well as activities related to our initial public offering and our search for an initial business combination. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus our search on target businesses operating in the business services, consumer, healthcare, technology, wellness or sustainability sectors.

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

Upon the closing of the Initial Public Offering and the private placement (including the exercise of the over-allotment option), a total of $116,725,000 ($10.15 per Unit) of the net proceeds of the IPO and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, as amended (the “Investment Company Act”), with a maturity of one hundred eighty-five (185) days or less, or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 under the Investment Company Act, as determined by the Company. None of the funds held in trust will be released from the Trust Account, other than to pay our income or other tax obligations until the earlier of the consummation of the Company’s initial business combination and the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation and the trust agreement.

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

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-

day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

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

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to any shares owned by them. We will pay the costs of any subsequent liquidation from interest accrued in the trust account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation and have agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.15.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

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

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

None of the members of the Company’s sponsor group is, is controlled by, or has substantial ties with a foreign person and therefore, we believe, will not be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS). While we believe that the nature of the Company’s business should not make our initial business combination subject to U.S. foreign regulations or review by a U.S. government entity, it is possible that a business combination may be subject to a CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our initial business combination falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by June 3, 2023 because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other matters, a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although that proposed safe harbor rule has not yet been adopted, the SEC has indicated that are serious questions concerning the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule.

The proposed safe harbor rule has not yet been adopted, and one or more elements of the proposed safe harbor rule may not be adopted or may be adopted in a revised form. Nevertheless, we intend to comply with the terms of the proposed safe harbor rule, including the duration component of that rule, when and if adopted. As a result, we do not believe that the SEC would deem us to be an investment company for purposes of the Investment Company Act. However, if we were deemed to be an investment company for purposes of the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and could increase the costs and time needed to complete a business combination or impair our ability to complete a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, if we extend the time we have to complete an initial business combination beyond the 18 months after the effective date of the IPO registration statement and have not completed an initial business combination by the 24-month anniversary of the effective date of the IPO registration statement, we intend to liquidate the securities held in the trust account on or around November 30, 2023, and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since the closing of our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we intend to liquidate the U.S. government treasury obligations or money market funds held in the trust account on or prior to November 30, 2023, and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary (November 30, 2023) of the effective date of the IPO registration statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 888 San Clemente Drive, Newport Beach, CA 92660. Roth Capital Partners, LLC is making this space available to us free of charge. We consider our current office space adequate for our current operations.

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

Holders of Record

As of March 29, 2023, there were 14,836,500  shares of common stock issued and outstanding held by 15 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 5, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Units, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $722,115, which consists of interest earned on marketable securities held in Trust Account of $1,684,555, offset by operating costs of $541,229 and provision for income taxes of $421,211.

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

For the year ended December 31, 2022, cash used in operating activities was $243,519. Net income of $722,115 was affected by interest earned on marketable securities held in Trust Account of $1,684,555 and changes in operating assets and liabilities, which provided $718,921.

For the year ended December 31, 2021, cash used in operating activities was $390,885. Net loss of $166,644 was affected by changes in operating assets and liabilities, which used $224,241.

As of December 31, 2022, we had cash and marketable securities held in the Trust Account of $118,377,460. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income and other taxes payable), to complete our initial business combination. We may withdraw interest to pay taxes. During the year ended December 31 , 2022, we withdrew $32,095 of interest income from the Trust Account to pay certain tax obligations. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had $687,471 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to finance transaction costs in connection with an initial business combination, the Initial Stockholders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of an initial business combination, without interest. As of December 31, 2022, there were no Working Capital Loans outstanding.

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

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

Pursuant to a business combination marketing agreement entered into on November 30, 2021, we have engaged Roth Capital Partners, LLC (“Roth”) and Craig-Hallum Capital Group LLC (“Craig-Hallum”), the underwriters in the Initial Public Offering, as advisors in connection with our initial business combination to assist in the transaction structuring and negotiation of a definitive purchase agreement with respect to the initial business combination, hold meetings with the stockholders to discuss the initial business combination and the target’s attributes, introduce us to potential investors to purchase our securities in connection with the initial business combination, and assist with financial analysis, presentations, press releases and filings related to the initial business combination. We agreed to pay Roth and Craig-Hallum a fee for such services upon the consummation of an initial business combination in an amount equal to, in the aggregate, 4.5% of the gross proceeds of the Initial Public Offering (or $5,175,000 in the aggregate). As a result, Roth and Craig-Hallum will not be entitled to such fee unless we consummate an initial business combination.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) Per Common Share

We have two types of common stock – redeemable common stock and non-redeemable common stock. We calculate our earnings per share to allocate net income (loss) pro rata to redeemable and non-redeemable common stock. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in our income (loss). Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. In order to determine the net income (loss) attributable to both the redeemable and non-redeemable common stock, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For the purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable common stock subject to redemption was considered to be dividends paid to the holders of the redeemable common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated pro rata between redeemable and non-redeemable common stock for the year ended December 31, 2022 and 2021.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the co-chief executive officers and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current co-chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we  maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Byron Roth	60	Co-Chief Executive Officer and Co-Chairman of the Board
John Lipman	46	Co-Chief Executive Officer and Co-Chairman of the Board
Gordon Roth	68	Chief Financial Officer
Rick Hartfiel	59	Co-President
Aaron Gurewitz	54	Co-President
Andrew Costa	34	Co-Chief Operating Officer
Matthew Day	49	Co-Chief Operating Officer
Ryan Hultstrand	34	Co-Chief Operating Officer
Adam Rothstein	51	Director
Sam Chawla	48	Director
Pamela Ellison	56	Director

Byron Roth  has served as our Co-Chief Executive Officer since our inception in November 2020, Chairman of the Board since our inception in November 2020 until November 2021, when he became Co-Chairman of the Board alongside Mr. Lipman. Mr. Roth has been the Chairman and Chief Executive Officer of Roth since 1998. Under his management the firm has helped raise over $75 billion for small-cap companies, as well as advising on many merger and acquisition transactions. Mr. Roth is a co-founder and General Partner of three private investment firms: Rx3, LLC, an influencer fund focused on consumer brands, Rivi Capital, concentrated in the mining sector, and Aceras Life Sciences, LLC, an in-house incubator focused on funding the development of novel medical innovations. He also co-founded two long only asset management firms: Cortina Asset Management, recently acquired by Silvercrest Asset Management (NASDAQ: SAMG), and EAM Investors. Mr. Roth was the Chief Executive Officer and Chairman of the Board of Roth CH Acquisition I Co. (NASDAQ: ROCH) from February 2019 until March 2021, when Roth CH Acquisition I Co. closed its business combination with PureCycle Technologies LLC. He was the Chief Executive Officer and Chairman of the Board of Roth CH Acquisition II Co. (NASDAQ: ROCC) from February 2019 until July 2021, when Roth CH Acquisition II Co. closed its business combination with Reservoir Holdings, Inc. Mr. Roth was the Co-Chief Executive Officer and Chairman of the Board of Roth CH Acquisition III Co. (NASDAQ: ROCR) from February 2019 until February 2022, when Roth CH Acquisition III Co. closed its business combination with QualTek HoldCo, LLC. He is also the Co-Chief Executive Officer and Chairman of the Board of Roth CH Acquisition IV Co. (NASDAQ: ROCG), a special purpose acquisition company. Mr. Roth is a member of the Advisory Council, Executive Committee, and serves as the Chairman on the Nominating Committee for the Cornell SC Johnson College of Business. He is a founding member of the University of San Diego Executive Cabinet for the Athletic Department, and former member of the Board of Trustees where he served on the Investment Committee for the university’s endowment and athletic department for nine years. Mr. Roth also sits on the Executive Board of SMU’s Cox School of Business. Mr. Roth serves as Chair of the Pacific Region Board of Trustees and a National Trustee for the Boys and Girls Club of America, and served as the Co-Chair for the 2019 Boys and Girls Club Pacific Youth of the Year Competition. He is also the 2021 annual honoree for the Elephant Cooperation, a non-profit devoted to raising awareness of the African elephant crisis and supporting educational causes in Africa. Mr. Roth also sits on the Board of Directors for the Lott IMPACT Foundation, whose Lott IMPACT Trophy is presented annually to the college football defensive IMPACT player of the year for their contribution on and off the field. He was also the honoree at the Challenged Athletes Foundation (CAF) 2015 Celebration of Heroes, Heart and Hope Gala and the 2018 Athletes First Classic Golden Heart Award benefitting the Orangewood Foundation. Mr. Roth earned his BBA from the University of San Diego in 1985 and his MBA from the Cornell SC Johnson College of Business in 1987. Mr. Byron Roth is the brother of Gordon Roth, the Company’s Chief Financial Officer.

John Lipman has served as our Co-Chief Executive Officer since our inception in November 2020 and as Co-Chairman of the Board since November 2021. Mr. Lipman is a Partner and Managing Director of Investment Banking at Craig-Hallum. Mr. Lipman joined Craig-Hallum in 2012 and has more than 17 years of investment banking experience advising growth companies in the healthcare, industrial, and technology sectors. Mr. Lipman has completed over 200 equity, convertible, and debt offerings and advisory assignments for growth companies – including over 150 since joining Craig-Hallum. Prior to joining Craig-Hallum, Mr. Lipman was a Managing Director at Rodman & Renshaw LLC from 2011 to 2012, a Managing Director at Hudson Securities, Inc. from 2010 to 2011, and Carter Securities LLC, a firm he founded that specialized in raising equity, equity-linked, and debt capital for growth companies, from 2005 to

2009. Mr. Lipman has over 20 years investing experience in small capitalization companies, and started his career in venture capital and investor relations. Mr. Lipman is the Co-Chief Executive Officer and a member of the board of Roth CH Acquisition IV Co. (NASDAQ: ROCG). Mr. Lipman was the Chief Operating Officer and a member of the board of directors of Roth CH Acquisition I Co. (NASDAQ: ROCH) from December 2019 until its merger with PureCycle Technologies, Inc. (NASDAQ: PCT) in March 2021 and Roth CH Acquisition II Co. (NASDAQ: ROCC) from August 2020 until its merger with Reservoir Media, Inc. (NASDAQ: RSVR) in July 2021 and the Co-Chief Executive Officer from February 2021 and a director from August 2020 of Roth CH Acquisition III Co. (NASDAQ: ROCR) until its merger with QualTek Services, Inc. (NASDAQ: QTEK) in February 2022. Mr. Lipman earned his B.A. in Economics in 1999 from Rollins College in Winter Park, FL.

Gordon Roth has served as our Chief Financial Officer since our inception in November 2020. Mr. Roth has been the Chief Financial Officer and Chief Operating Officer of Roth since 2000. From 1990 to 2000, Mr. Roth was the Co-Chairman and Founder of Roth and Company, P.C., a thirty-five person public accounting firm in Des Moines, Iowa. Prior to that Mr. Roth spent thirteen years with Deloitte & Touche, most recently serving as a Tax Partner and the Partner-in-Charge of the Des Moines office Tax Department. Mr. Roth is a CPA and a member of the American Institute of CPA’s. Mr. Roth is the Chief Financial Officer of Roth CH Acquisition IV Co. (NASDAQ: ROCG). Mr. Roth was the Chief Financial Officer of Roth CH Acquisition I Co. (NASDAQ: ROCH) from December 2019 until March 2021, Roth CH Acquisition II Co. (NASDAQ: ROCC) from February 2019 until July 2021 and Roth CH Acquisition III Co. (NASDAQ: ROCR) from February 2019 until February 2022. Mr. Roth used to serve on the Board of Trustees of JSerra Catholic High School, and was the Chair of the Budget & Finance Committee. Mr. Roth has served on several other non-profit boards in the past including Boys & Girls Club, Special Olympics, Camp Fire and St Anne School. Mr. Roth was also a founding partner of the Iowa Barnstormers of the Arena Football League. Mr. Roth earned his B.A. from William Penn University in 1976, where he also served as a member of their Board of Trustees and was inducted into their Athletic Hall of Fame. Mr. Roth also earned a Master of Science in Accounting from Drake University in 1977. Mr. Gordon Roth is the brother of Mr. Byron Roth.

Rick Hartfiel has served as our Co-President since August 2020. Mr. Hartfiel is a Managing Partner and has been the Head of Investment Banking at Craig-Hallum since 2005. Mr. Hartfiel brings over 30 years of investment banking experience focused on emerging growth companies. Since joining Craig-Hallum in 2005, Mr. Hartfiel has managed over 300 equity offerings (IPOs, follow-on offerings, registered direct offerings and PIPEs) and M&A transactions. Prior to joining Craig-Hallum, Mr. Hartfiel was an investment banker at Dain Rauscher Wessels and Credit Suisse First Boston. Mr. Hartfiel is the Co-President of Roth CH Acquisition IV Co. (NASDAQ: ROCG). Mr. Hartfiel was the President from December 2019 to February 2020 and the Co-President from February 2020 until March 2021 of Roth CH Acquisition I Co. (NASDAQ: ROCH), the Co-President from August 2020 until July 2021 of Roth CH Acquisition II Co. (NASDAQ: ROCC) and the Co-President from August 2020 until February 2022 of Roth CH Acquisition III Co. (NASDAQ: ROCR). Mr. Hartfiel has a B.A. from Amherst College, and an MBA from Harvard Business School.

Aaron Gurewitz has served as our Co-President since August 2020. Mr. Gurewitz has been a Managing Director and the Head of Roth’s Equity Capital Markets Department since January 2001. Mr. Gurewitz brings over 25 years of investment banking experience focused on growth companies. Since joining Roth in 1999, Mr. Gurewitz has managed over 1,000 public offerings including, but not limited to, IPOs and follow-on offerings. Prior to joining Roth in 1999, Mr. Gurewitz was a Senior Vice President in the Investment Banking Group at Friedman Billings Ramsey from May 1998 to August 1999. From 1995 to April 1998, Mr. Gurewitz was a Vice President in the Corporate Finance Department at Roth, and from 1999 to 2001, Mr. Gurewitz served as a Managing Director in Roth’s Investment Banking Department. Mr. Gurewitz is the Co-President of Roth CH Acquisition IV Co. (NASDAQ: ROCG). Mr. Gurewitz was the Co-President of Roth CH Acquisition I Co. (NASDAQ: ROCH) from February 2020 until March 2021, Roth CH Acquisition II Co. (NASDAQ: ROCC) from August 2020 until July 2021 and Roth CH Acquisition III Co. (NASDAQ: ROCR) from August 2020 until February 2022. Mr. Gurewitz graduated cum laude from San Diego State University with a B.S. in Finance.

Andrew Costa has served as our Co-Chief Operating Officer since July 2021. Mr. Costa is a Partner at RX3 Growth Partners, responsible for managing all aspects of the fund’s investment process, including sourcing, diligence, investment committee and portfolio management. Prior to RX3, Mr. Costa was the Chief Investment Officer at Roth Capital Partners, LLC where he oversaw Roth’s holding company investment activity, including many early stage venture investments. Prior to joining Roth, Mr. Costa was a Vice President in the Investment Banking Division at Morgan Stanley where he led numerous landmark M&A and equity transactions in the retail, marketplace and eCommerce sectors. Prior to Morgan Stanley, Mr. Costa was an Investment Banker at J.P. Morgan, and prior to that, served as a Captain in the U.S. Air Force. Mr. Costa is the Co-Chief Operating Officer of Roth CH Acquisition IV Co. (NASDAQ: ROCG). Mr. Costa is a Board member of Kroma Wellness PBC and a serial SPAC sponsor under the RothCH franchise. Mr. Costa graduated from the U.S. Air Force Academy with a B.S. in Systems Engineering Management and earned an MBA from USC’s Marshall School of Business.

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

Ryan Hultstrand has served as our Co-Chief Operating Officer since he was appointed by the Board of Directors of the Company in February 2022. Mr. Hulstrand is a Managing Director in the Investment Banking department at Craig-Hallum Capital Group LLC. Mr. Hultstrand was previously a Vice President of Craig-Hallum Capital Group LLC from January 2018 until January 2022. Mr. Hultstrand has over 10 years of experience in investment banking and consulting in the healthcare, consumer, industrial and technology sectors, with a focus on SPACs. Mr. Hultstrand has a B.A. from Carleton College.

Adam Rothstein became a member of our Board of Directors on November 30, 2021. Mr. Rothstein is a Co-Founder and General Partner of Disruptive Technology Partners, an Israeli technology-focused early-stage investment fund, and Disruptive Growth, a collection of late-stage investment vehicles focused on Israeli technology, which he co-founded in 2013 and 2014, respectively. Since 2014, Mr. Rothstein has also been the Managing Member of 1007 Mountain Drive Partners, LLC, which is a consulting and investment vehicle. Mr. Rothstein was the Executive Chairman of 890 5th Avenue Partners, Inc. (NASDAQ: ENFA), a special purpose acquisition company, from September 2020 until December 2021 when 890 5th Avenue Partners, Inc. completed its business combination with BuzzFeed, Inc. (NASDAQ: BZFD). Mr. Rothstein joined the Board of BuzzFeed, Inc. upon closure. Mr. Rothstein was a director of Roth CH Acquisition I Co. (NASDAQ: ROCH) from February 2020 until March 2021. Roth CH Acquisition I Co. was a special purpose acquisition company that merged with PureCycle Technologies LLC and is now publicly listed on NASDAQ as PureCycle Technologies, Inc. (NASDAQ: PCT). Mr. Rothstein was a director of Roth CH Acquisition II Co. (NASDAQ: ROCC) from December 2020 until July 2021. Roth CH Acquisition II Co. was a special purpose acquisition company that merged with Reservoir Holdings, Inc. and is now publicly listed on NASDAQ as Reservoir Media, Inc. (NASDAQ: RMI). In July 2021, Mr. Rothstein was named a director of Reservoir Media, Inc. Mr. Rothstein was also a director of Roth CH Acquisition III Co. (NASDAQ: ROCR) from March 2021 until February 2022. Roth CH Acquisition III Co. was a special purpose acquisition company that completed a business combination with QualTek HoldCo, LLC and is now publicly listed on NASDAQ as QualTek Services Inc. (NASDAQ: QTEK). Mr. Rothstein has also served as a director of Roth CH Acquisition IV Co. (NASDAQ: ROCG), a special purpose acquisition company, since November 2021. Previously, from July 2019 until January 2021, Mr. Rothstein was a director of Subversive Capital Acquisition Corp. (NEO: SVC.A.U) (OTCQX: SBVCF), a special purpose acquisition company that partnered with Shawn “JAY-Z” Carter and Roc Nation in January 2021 to acquire CMG Partners Inc. and Left Coast Ventures, Inc., and which now trades as TPCO Holding Corp. (NEO: GRAM.U) (OTCQX: GRAMF). Mr. Rothstein has over 25 years of investment experience, and currently sits on the boards of directors of several early- and mid-stage technology and media companies both in the US and in Israel and is on the Advisory Board for the Leeds School of Business at the University of Colorado, Boulder. Mr. Rothstein graduated summa cum laude with a Bachelor of Science in Economics from the Wharton School of Business at the University of Pennsylvania and has a Master of Philosophy (MPhil) in Finance from the University of Cambridge.

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

Pamela Ellison became a member of our Board of Directors on November 30, 2021. Ms. Ellison has held multiple strategy, operational and sales positions during her career in finance, technology and philanthropy. Most recently, from September 2010 until October 2020, Ms. Ellison was a Managing Director at Robin Hood Foundation (“Robin Hood”) where she focused on nurturing and developing major donors and their gifts, and where she spearheaded and managed large special projects and initiatives. Prior to Robin Hood, Pamela had a diversified career in financial services. She ran investor relations and business development at Jerusalem Venture Partners. Previously, she was a Managing Director at Geller & Company (in their family office division) and Foundation Source after working in investment banking at Wit Soundview and at Bear Stearns & Co., Inc. Ms. Ellison received a B.A. from Northwestern University and an M.B.A. from Columbia University.

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

The following table sets forth, as of March 29, 2023, certain information regarding beneficial ownership of the Company’s common stock by each person who is known by the Company to beneficially own more than 5% of the Company’s common stock. The table also identifies the stock ownership of each of the Company’s directors and officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

	Amount and Nature
	of Beneficial	Approximate Percentage of Outstanding
Name and Address of Beneficial Owner(1)	Ownership(2)	Common Stock (%)
Byron Roth(3)	1,244,910	8.4%
John Lipman	802,232	5.4%
Gordon Roth(3)	862,566	5.8%
Rick Hartfiel	—	—
Aaron Gurewitz(4)	128,570	*
Andrew Costa	17,791	*
Matthew Day	35,582	*
Ryan Hultstrand	—	—
Adam Rothstein	42,523	*
Sam Chawla	42,523	*
Pamela Ellison	42,523	*
All officers and directors as a group (10 individuals)(3)	3,257,839	22.0%
CR Financial Holdings, Inc.(5)	763,615	5.1%
CHLM Sponsor-5 LLC(6)	802,234	5.4%
Saba Capital Management, L.P.(7)	937,186	6.3%
Shaolin Capital Management LLC(8)	900,000	6.1%
Fir Tree Capital Management LP(9)	834,296	5.6%

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

(7) The information reported is based on a Schedule 13G/A filed on February 14, 2023. According to the Schedule 13G, as of December 31, 2022, Saba Capital Management, L.P. (“Saba Capital”), Saba Capital Management GP, LLC (“Saba GP”), and Boaz R. Weinstein shared voting and dispositive power with respect to 937,186 shares of our common stock. The address for Saba Capital, Saba GP and Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(8) The information reported is based on a Schedule 13G filed on February 14, 2023. According to the Schedule 13G, as of December 31, 2022, Shaolin Capital Management LLC (“Shaolin Capital”) had sole voting and dispositive power with respect to 900,000 shares of our common stock. The address for Shaolin Capital is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(9) The information reported is based on a Schedule 13G filed on February 14, 2023. According to the Schedule 13G, as of December 31, 2022, Fir Tree Capital Management LP (“Fir Tree”) had sole voting and dispositive power with respect to 834,296 shares of our common stock. The address for Fir Tree is 500 5th Avenue, 9th Floor, New York, New York 10110.

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

Working Capital Loans

If needed to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination, our initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would be paid upon consummation of our initial business combination, without interest. If we do not complete a business combination, the loans will only be repaid with funds not held in the trust account, to the extent available. As of December 31, 2022, the Company had no loans outstanding, including any loans from its initial stockholders, officers, directors or their affiliates.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Grant Thornton in connection with regulatory filings. The aggregate fees billed by Grant Thornton for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $94,532 and $129,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. For the years ended December 31, 2022 and 2021, Grant Thornton did not render assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. For the years ended December 31, 2022 and 2021, Grant Thornton did not render services to us for tax compliance, tax planning and tax advice.

All Other Fees. For the years ended December 31, 2022 and 2021, we did not pay Grant Thornton for any other products and services.

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

14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 9, 2021)
21.1*	List of Subsidiaries
31.1*	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 9, 2021)
99.2

Form of Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 9, 2021)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 9, 2021)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL docment
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
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

ROTH CH ACQUISITION V CO.

Dated: March 31, 2023	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer

By:	/s/ John Lipman
Name:	John Lipman
Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Byron Roth	Co-Chief Executive Officer and Co-Chairman of the Board	March 31, 2023
Byron Roth	(Co-Principal Executive Officer)

/s/ John Lipman	Co-Chief Executive Officer and Co-Chairman of the Board	March 31, 2023
John Lipman	(Co-Principal Executive Officer)

/s/ Gordon Roth	Chief Financial Officer	March 31, 2023
Gordon Roth	(Principal Financial Officer)

/s/ Adam Rothstein	Director	March 31, 2023
Adam Rothstein

/s/ Sam Chawla	Director	March 31, 2023
Sam Chawla

/s/ Pamela Ellison	Director	March 31, 2023
Pamela Ellison

ROTH CH ACQUISITION V CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Roth Ch Acquisition V Co.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Roth Ch Acquisition V Co. (a Delaware corporation) (the “Company”) as of December 31, 2022 and 2021 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

March 31, 2023

ROTH CH ACQUISITION V CO.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$687,471	$898,895
Prepaid expenses	150,250	337,927
Cash and marketable securities held in Trust Account	118,377,460	—
Total Current Assets	119,215,181	1,236,822

Cash and marketable securities held in Trust Account	—	116,725,000
Total Assets	$119,215,181	$117,961,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$224,719	$114,686
Income taxes payable	421,211	—
Total Current Liabilities	645,930	114,686

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 11,500,000 shares at $10.24 per share and $10.15 per share redemption value as of December 31, 2022 and 2021, respectively	117,809,374	116,725,000

Stockholders’ Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,336,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of December 31, 2022 and 2021	334	334
Additional paid-in capital	205,072	1,289,446
Accumulated earnings (deficit)	554,471	(167,644)
Total Stockholders’ Equity	759,877	1,122,136

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,215,181	$117,961,822

The accompanying notes are an integral part of the financial statements.

ROTH CH ACQUISITION V CO.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
General and administrative expenses	$541,229	$166,644
Loss from operations	(541,229)	(166,644)

Other income:
Interest earned on marketable securities held in Trust Account	1,684,555	—
Other income	1,684,555	—

Income (loss) before provision for income taxes	1,143,326	(166,644)
Provision for income taxes	(421,211)	—
Net income (loss)	$722,115	$(166,644)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	11,500,000	882,192
Basic and diluted net income per common share, common stock subject to possible redemption	$0.07	$2.78

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,336,500	2,564,170
Basic and diluted net (loss) per share, non-redeemable common stock	$(0.02)	$(1.02)

The accompanying notes are an integral part of the financial statements.

ROTH CH ACQUISITION V CO.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Stock
			Additional	Subscription		Total
	Common Stock		Paid-in	Receivable from	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholder	Deficit	Equity (Deficit)
Balance – December 31, 2020	2,875,000	$288	$24,712	$(25,000)	$(1,000)	$(1,000)

Receipt of subscription receivable	—	—	—	25,000	—	25,000

Sale of 461,500 Private Units	461,500	46	4,614,954	—	—	4,615,000

Accretion of common stock to redemption amount	—	—	(3,350,220)	—	—	(3,350,220)

Net loss	—	—	—	—	(166,644)	(166,644)
Balance – December 31, 2021	3,336,500	$334	$1,289,446	$—	$(167,644)	$1,122,136

Accretion of common stock to redemption amount	—	—	(1,084,374)	—	—	(1,084,374)

Net income	—	—	—	—	722,115	722,115

Balance – December 31, 2022	3,336,500	$334	$205,072	$—	$554,471	$759,877

The accompanying notes are an integral part of the financial statements.

ROTH CH ACQUISITION V CO.

STATEMENTS OF CASH FLOWS

	For The	For The
	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$722,115	$(166,644)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,684,555)	—
Changes in operating assets and liabilities:
Prepaid expenses	187,677	(337,927)
Income taxes payable	421,211	—
Accrued expenses	110,033	113,686
Net cash used in operating activities	(243,519)	(390,885)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	32,095	—
Investment of cash into Trust Account	—	(116,725,000)
Net cash provided by (used in) investing activities	32,095	(116,725,000)

Cash Flows from Financing Activities:
Proceeds from collection of stock subscription receivable from Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	113,850,000
Proceeds from sale of Private Units	—	4,615,000
Proceeds from promissory note - related party	—	200,000
Repayment of promissory note - related party	—	(200,000)
Payment of offering costs	—	(475,220)
Net cash provided by financing activities	—	118,014,780

Net Change in Cash	(211,424)	898,895
Cash – Beginning of period	898,895	—
Cash – End of period	$687,471	$898,895

Non-Cash financing activities:
Accretion of common stock to redemption amount	$1,084,374	$3,350,220

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on November 30, 2021. On December 3, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is described in Note 3.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 5), Private Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering, to the extent permitted by law, (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of how or whether they vote on the proposed transaction or do not vote at all.

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

In order to protect the amounts held in the Trust Account, the Initial Stockholders have agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.15 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Initial Stockholders will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Initial Stockholders will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of December 31, 2022, the Company had $687,471 in its operating bank account and working capital of $759,877, after deducting the balance in the Trust Account, accrued Delaware franchise taxes and income taxes payable.

The Company may need to raise additional capital through loans or additional investments from the Initial Stockholders or its officers, directors or their affiliates. The Company’s officers and directors and the Initial Stockholders may but are not obligated to, loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Initial Stockholders or an affiliate of the Initial Stockholders, or certain of the Company’s officers and directors, to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

At December 31, 2022 all of the assets held in the Trust account were held in money market funds which are invested primarily in U. S. Treasury Securities. At December 31, 2021, all of the assets in the Trust account were held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

At December 31, 2022 and 2021, the common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Common stock issuance costs	(1,625,220)
Plus:
Accretion of carrying value to redemption value	3,350,220
Common stock subject to possible redemption, December 31, 2021	$116,725,000
Plus:
Accretion of carrying value to redemption value	1,084,374
Common stock subject to possible redemption, December 31, 2022	$117,809,374

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 36.84% and 0.00% for the year ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022 and 2021, due state taxes, net of federal tax benefit and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two types of common stock – redeemable common stock and non-redeemable common stock. The Company calculates its earnings per share to allocate net income (loss) pro rata to redeemable and non-redeemable common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both types of common stock share pro rata in the income (loss) of the Company. In order to determine the net income (loss) attributable to both the redeemable and non-redeemable common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For the purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable common stock subject to redemption is considered to be dividends paid to the holders of the redeemable common stock.

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

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Year	For the Year
	Ended	Ended
	December 31, 2022	December 31, 2021
Net income (loss)	$722,115	$(166,644)
Accretion of redeemable common stock to redemption amount	(1,084,374)	(3,350,220)
Net loss including accretion of temporary equity to redemption value	$(362,259)	$(3,516,864)

	For the Year Ended		For the Year Ended
	December 31,		December 31,
	2022		2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Common stock	Common stock	Common stock	Common stock
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net loss, including accretion of temporary equity to redemption value	$(280,793)	$(81,466)	$(900,239)	$(2,616,625)
Accretion of common stock to redemption value	1,084,374	—	3,350,220	—
Net income (loss)	$803,581	$(81,466)	$2,449,981	$(2,616,625)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,336,500	882,192	2,564,170
Basic and diluted net income (loss) per common share	$0.07	$(0.02)	$2.78	$(1.02)

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company has analyzed the Public Warrants and Private Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480 or ASC 815.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, certain of the Initial Stockholders purchased an aggregate of 461,500 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $4,615,000, in a private placement. Each Private Unit consists of one share of common stock (“Private Share”) and one-half of one redeemable warrant (“Private Warrant”). Each whole Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment (see Note 7). The proceeds from the Private Units were added to the proceeds from the Initial Public Offering. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2020, certain of the Initial Stockholders purchased an aggregate of 4,312,500 shares of common stock from the Company for an aggregate purchase price of $25,000. In September 2021, certain of the Initial Stockholders sold an aggregate of 1,547,802 shares back to the Company for an aggregate purchase price of $959.14. Of those shares, 1,437,500 shares were cancelled, and the remaining 110,302 shares were purchased by certain of the Initial Stockholders from the Company for an aggregate purchase price of $959.14, resulting in an aggregate of 2,875,000 shares of common stock being held by the Initial Stockholders (the “Founder Shares”). On November 22, 2021, CR Financial Holdings, Inc. sold an aggregate of 56,932 shares to the Company’s independent directors for an aggregate purchase price of $495.05.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of December 31, 2022 and 2021, there are no Working Capital Loans outstanding.

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

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 3,336,500 shares of common stock issued and outstanding, excluding 11,500,000 shares of common stock subject to possible redemption.

Warrants — At December 31, 2022 and 2021, there were 5,750,000 Public Warrants outstanding and 230,750 Private Warrants outstanding.

The Company will not issue fractional warrants. The Public Warrants will become exercisable on 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if the registration statement of which this prospectus forms a part is not available and a new registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 120 days following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The warrants will expire five years from the closing of a Business Combination.

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

NOTES TO FINANCIAL STATEMENTS

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets at December 31, 2022 and 2021 were as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$3,844
Startup/Organizational expenses	147,861	31,151
Total deferred tax assets	147,861	34,995
Valuation allowance	(147,861)	(34,995)
Deferred tax assets, net of valuation allowance	$—	$—

The income tax provision for the years ended December 31, 2022 and 2021 consisted of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Federal
Current	$421,211	$—
Deferred	(75,979)	(34,995)

State and Local
Current	—	—
Deferred	(36,886)	—

Change in valuation allowance	112,865	34,995

Income tax provision	$421,211	$—

As of December 31, 2022 and 2021, the Company had $0 and $18,306 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $112,865 and $34,995, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 was as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	6.98%	0.0%
Valuation allowance	8.86%	(21.0)%
Income tax provision	36.84%	0.0%

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

At December 31, 2022, assets held in the Trust Account were comprised of $118,377,460 in mutual funds. At December 31, 2021, assets held in the Trust Account were comprised of $7,289 in cash and $116,717,711 in U.S. Treasury securities.

The gross holding losses and fair value of held-to-maturity securities at December 31, 2021 were as follows:

		Amortized	Gross
	Held-To-Maturity	Cost	Holding Loss	Fair Value
December 31, 2021	U.S. Treasury Securities (Mature on 4/14/2022)	$116,717,711	$—	$116,717,711

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Level 1 instruments include investments in money markets and Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

		December 31,	December 31,
Description	Level	2022	2021
Assets:
U.S. Treasury Securities (Matured on 4/14/2022)	1	$—	$116,717,711
U.S. Mutual Funds Held in Trust Account	1	$118,377,460	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.