Form 10-Q
period 2023-03-31
Roth CH Acquisition V Co.
filed 2023-05-16
CIK 1885998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(949) 720-5700

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ROCL	The Nasdaq Stock Market LLC
Warrants	ROCLW	The Nasdaq Stock Market LLC
Units	ROCLU	The Nasdaq Stock Market LLC

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

As of May 11, 2023, there were 14,836,500 shares of common stock, par value $0.0001 per share, issued and outstanding.

ROTH CH ACQUISITION V CO.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ROTH CH ACQUISITION V CO.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2023	2022

ASSETS
Current assets
Cash	$289,807	$687,471
Prepaid expenses	168,440	150,250
Cash and marketable securities held in Trust Account	119,166,337	118,377,460
Total Current Assets	119,624,584	119,215,181

Total Assets	$119,624,584	$119,215,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$50,895	$224,719
Income taxes payable	295,882	421,211
Total Current Liabilities	346,777	645,930

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 11,500,000 shares at $10.32 per share and $10.24 per share redemption value as of March 31, 2023 and December 31, 2022, respectively	118,683,947	117,809,374

Stockholders’ Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,336,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	334	334
Additional paid-in capital	—	205,072
Accumulated earnings	593,526	554,471
Total Stockholders’ Equity	593,860	759,877

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,624,584	$119,215,181

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
General and administrative expenses	$205,650	$171,435
Loss from operations	(205,650)	(171,435)

Other income
Interest earned on marketable securities held in Trust Account	1,253,877	19,697
Total other income	1,253,877	19,697

Income (loss) before provision for income taxes	1,048,227	(151,738)
Provision for income taxes	(339,671)	—
Net income (loss)	$708,556	$(151,738)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	11,500,000	11,500,000
Basic and diluted net income (loss) per common share, common stock subject to possible redemption	$0.06	$(0.01)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,336,500	3,336,500

Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.01)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Equity	Equity
Balance — January 1, 2023	3,336,500	$334	$205,072	$554,471	$759,877

Accretion of carrying value to redemption value	—	—	(205,072)	(669,501)	(874,573)

Net income	—	—	—	708,556	708,556

Balance — March 31, 2023	3,336,500	$334	$—	$593,526	$593,860

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Equity	Equity
Balance — January 1, 2022	3,336,500	$334	$1,289,446	$(167,644)	$1,122,136

Net loss	—	—	—	(151,738)	(151,738)

Balance – March 31, 2022	3,336,500	$334	$1,289,446	$(319,382)	$970,398

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$708,556	$(151,738)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,253,877)	(19,697)
Changes in operating assets and liabilities:
Prepaid expenses	(18,190)	5,749
Accrued expenses	(173,824)	49,910
Income taxes payable	(125,329)	—
Net cash used in operating activities	(862,664)	(115,776)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	465,000	—
Net cash provided by investing activities	465,000	—

Net Change in Cash	(397,664)	(115,776)
Cash – Beginning of period	687,471	898,895
Cash – End of period	$289,807	$783,119

Non-cash financing activities:
Change in value of Class A common stock subject to possible redemption	$874,573	$—

Supplemental information
Income taxes paid	$465,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

March 31, 2023

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

March 31, 2023

(Unaudited)

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

Liquidity and Going Concern

As of March 31, 2023, the Company had $289,807 in its operating bank account and working capital of $593,860, after deducting the balance in the Trust Account, accrued Delaware franchise taxes and income taxes payable.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating, and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from the Initial Stockholders or its officers, directors or their affiliates. The Initial Stockholders and the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.  If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If an initial business combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. The Company plans to address this uncertainty through working capital loans and through consummation of our initial business combination. There is no assurance that working capital loans will be available to the Company or that our plans to consummate a business combination will be successful; therefore, there is substantial doubt about our ability to continue as a going concern.These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

March 31, 2023

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U. S. Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in a charge against additional paid-in capital to the extent possible, and when additional paid-in capital is reduced to zero, to retained earnings.

At March 31, 2023 and December 31, 2022, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Common stock issuance costs	(1,625,220)
Plus:
Accretion of carrying value to redemption value	3,350,220
Common stock subject to possible redemption, December 31, 2021	116,725,000
Plus:
Accretion of carrying value to redemption value	1,084,374
Common stock subject to possible redemption, December 31, 2022	117,809,374
Plus:
Accretion of carrying value to redemption value	874,573
Common stock subject to possible redemption, March 31, 2023	$118,683,947

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 32.40% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2023	March 31, 2022
Net income (loss)	$708,556	$(151,738)
Accretion of redeemable common stock to redemption amount	(874,573)	—
Net loss including accretion of temporary equity to redemption value	$(166,017)	$(151,738)

	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Common stock	Common stock	Common stock	Common stock
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net loss including accretion of temporary equity to redemption value	$(128,682)	$(37,335)	$(117,614)	$(34,124)
Accretion of common stock to redemption value	874,573	—	—	—
Net income (loss)	$745,891	$(37,335)	$(117,614)	$(34,124)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,336,500	11,500,000	3,336,500
Basic and diluted net income (loss) per common share	$0.06	$(0.01)	$(0.01)	$(0.01)

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

The sale of the Founder Shares to certain of the Company’s Initial Stockholders and independent directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 167,234 shares sold to the Company’s Initial Stockholders and independent directors was approximately $788,900, or $4.72 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of March 31, 2023 and December 31, 2022, there are no Working Capital Loans outstanding.

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

March 31, 2023

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

Underwriting Agreement

`The underwriters received an underwriting discount of 1.0% of the gross proceeds of the Initial Public Offering, or $1,150,000.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were 3,336,500 shares of common stock issued and outstanding, excluding 11,500,000 shares of common stock subject to possible redemption which are presented as temporary equity.

Warrants — At March 31, 2023 and December 31, 2022, there were 5,750,000 Public Warrants outstanding and 230,750 Private Warrants outstanding.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

At March 31, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $119,166,337 and $118,377,460 in mutual funds, respectively. Through March 31, 2023, the Company withdrew $497,095 of interest earned on the Trust Account to pay for its franchise and income tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Level 1 instruments include investments in money market funds. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

		March 31,	December 31,
Description	Level	2023	2022
Assets:
U.S. Mutual Funds Held in Trust Account	1	$119,166,337	$118,377,460

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On May 3 and 4, 2023, the Company entered into non-redemption agreements with certain stockholders owning, in the aggregate, 2,000,000 shares of the Company’s common stock (the “Non-redeeming Stockholders”), pursuant to which such stockholders agreed, among other things, not to redeem or exercise any right to redeem such public shares in connection with the vote at the special meeting of stockholders to be held on May 17, 2023. The special meeting will be held for the purpose of considering and voting on a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination up to six (6) times, each such extension for an additional one (1) month period, from June 3, 2023 to December 4, 2023. In consideration of such agreements, CR Financial Holdings, Inc. and CHLM Sponsor, certain of our Initial Stockholders, agreed to pay the Non-redeeming Stockholders that entered into such agreements $0.04 per share for each one-month extension for each share that is not redeemed during the term.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the search for an initial business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On May 5, 2023, we filed a definitive proxy statement with the SEC in connection with the special meeting of stockholders to be held on May 17, 2023. As more fully described in the definitive proxy statement, the special meeting will be held for the purpose of considering and voting on a proposal to amend (the “Extension Amendment”) the Company’s amended and restated certificate of incorporation, to extend the date by which the Company has to consummate a business combination up to six (6) times, each such extension for an additional one (1) month period, from June 3, 2023 to December 4, 2023.

On May 3 and 4, 2023, we entered into non-redemption agreements with certain stockholders owning, in the aggregate, 2,000,000 shares of the Company’s common stock, pursuant to which such stockholders agreed, among other things, not to redeem or exercise any right to redeem such public shares in connection with the Extension Amendment. Certain initial stockholders of the Company agreed to pay the stockholders that entered into such agreements $0.04 per share for each one-month extension in connection with such agreements. We may enter into other agreements with one or more stockholders pursuant to which such stockholders will agree not to redeem all or a portion of their public shares in connection with the Extension Amendment. No additional funds will be deposited into the trust account established in connection with the Company’s initial public offering.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our an initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended March 31, 2023, we had a net income of $708,556, which consisted of interest earned on marketable securities held in Trust Account of $1,253,877, offset by of operating costs of $205,650 and provision for income taxes of $339,671.

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

For the three months ended March 31, 2023, cash used in operating activities was $862,664. Net income of $708,556 was affected by interest earned on marketable securities held in the Trust Account of $1,253,877 and changes in operating assets and liabilities, which used $317,343.

For the three months ended March 31, 2022, cash used in operating activities was $115,776. Net loss of $151,738 was affected by interest earned on marketable securities held in the Trust Account of $19,697 and changes in operating assets and liabilities, which provided $55,659.

As of March 31, 2023, we had cash and marketable securities held in the Trust Account of $119,166,337. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended March 31, 2023, we withdrew $465,000 of interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had $289,807 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to finance transaction costs in connection with an initial business combination, the Initial Stockholders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of an initial business combination, without interest. As of March 31, 2023, there are no Working Capital Loans outstanding.

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

Going Concern

We will need to raise additional capital through loans or additional investments from the Initial Stockholders and our officers and directors. The Initial Stockholders and our officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. If an initial business combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about our ability to continue as a going concern one year from the date that these financial statements are issued. We plan to address this uncertainty through working capital loans and through consummation of our initial business combination. There is no assurance that working capital loans will be available to the Company or that our plans to consummate a business combination will be successful; therefore, there is substantial doubt about our ability to continue as a going concern.There is no assurance that working capital loans will be available to us or that our plans to consummate an initial business combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

There have been no material changes in the critical accounting estimates disclosed under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates contained in the Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officers and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item. We have provided a comprehensive list of risk factors in our Annual Report on Form 10 K for the year ended December 31, 2022, as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officers Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officers Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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

ROTH CH ACQUISITION V CO.

Date:May 15, 2023	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer and Co-Chairman of the Board
(Co-Principal Executive Officer)

Date: May 15, 2023	By:	/s/ John Lipman
	Name:	John Lipman
	Title:	Co-Chief Executive Officer and Co-Chairman of the Board
(Co-Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Gordon Roth
	Name:	Gordon Roth
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)