Form 10-Q
period 2023-06-30
Roth CH Acquisition V Co.
filed 2023-08-14
CIK 1885998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, there were 5,847,012 shares of common stock, par value $0.0001 per share, issued and outstanding.

ROTH CH ACQUISITION V CO.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ROTH CH ACQUISITION V CO.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022

ASSETS
Current assets
Cash	$873,354	$687,471
Prepaid expenses	124,783	150,250
Cash and marketable securities held in Trust Account	26,368,415	118,377,460
Total Current Assets	27,366,552	119,215,181

Total Assets	$27,366,552	$119,215,181

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$99,118	$224,719
Due to Non-redeeming Stockholders	320,000	—
Excise taxes payable	930,108	—
Income taxes payable	586,006	421,211
Total Current Liabilities	1,935,232	645,930

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 2,510,512 and 11,500,000 shares at $10.52 per share and $10.24 per share redemption value as of June 30, 2023 and December 31, 2022, respectively	26,402,629	117,809,374

Stockholders’ (Deficit) Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,336,500 shares issued and outstanding (excluding 2,510,512 and 11,500,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	334	334
Additional paid-in capital	—	205,072
Accumulated (deficit) earnings	(971,643)	554,471
Total Stockholders’ (Deficit) Equity	(971,309)	759,877

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,366,552	$119,215,181

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General and administrative expenses	$179,481	$122,190	$385,131	$293,625
Loss from operations	(179,481)	(122,190)	(385,131)	(293,625)

Other income
Interest earned on marketable securities held in Trust Account	1,043,998	150,739	2,297,875	170,436
Finance costs for non-redemption agreements	(480,000)	—	(480,000)	—
Total other income, net	563,998	150,739	1,817,875	170,436

Income (loss) before provision for income taxes	384,517	28,549	1,432,744	(123,189)
Provision for income taxes	(290,124)	(17,883)	(629,795)	(17,883)
Net income (loss)	$94,393	$10,666	$802,949	$(141,072)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	8,536,433	11,500,000	10,010,030	11,500,000
Basic and diluted net income (loss) per common share, common stock subject to possible redemption	$0.06	$0.00	$0.12	$(0.01)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,336,500	3,336,500	3,336,500	3,336,500
Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.13)	$(0.00)	$(0.13)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit) Equity	(Deficit) Equity
Balance — January 1, 2023	3,336,500	$334	$205,072	$554,471	$759,877

Accretion of carrying value to redemption value	—	—	(205,072)	(669,501)	(874,573)

Net income	—	—	—	708,556	708,556

Balance — March 31, 2023	3,336,500	$334	$—	$593,526	$593,860

Accretion of carrying value to redemption value	—	—	—	(729,454)	(729,454)

Excise taxes on stock redemption				(930,108)	(930,108)

Net income	—	—	—	94,393	94,393

Balance — June 30, 2023	3,336,500	$334	$—	$(971,643)	$(971,309)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

				Stock
			Additional	Subscription		Total
	Common Stock		Paid-in	Receivable from	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholder	Deficit	Equity
Balance — January 1, 2022	3,336,500	$334	$1,289,446	$—	$(167,644)	$1,122,136

Net loss	—	—	—	—	(151,738)	(151,738)

Balance – March 31, 2022	3,336,500	$334	$1,289,446	$—	$(319,382)	$970,398

Accretion of carrying value to redemption value	—	—	(72,983)	—	—	(72,983)

Net income	—	—	—	—	10,666	10,666

Balance – June 30, 2022	3,336,500	$334	$1,216,463	$—	$(308,716)	$908,081

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$802,949	$(141,072)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,297,875)	(170,436)
Changes in operating assets and liabilities:
Prepaid expenses	25,467	69,903
Accrued expenses	(125,601)	48,192
Due to Non-redeeming Stockholders	480,000	—
Income taxes payable	164,795	17,883
Net cash used in operating activities	(950,265)	(175,530)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	1,296,148	—
Cash withdrawn from Trust Account in connection with redemption	93,010,772	—
Net cash provided by investing activities	94,306,920	—

Cash Flows from Financing Activities:
Payments to Non-redeeming Stockholders	(160,000)	—
Redemption of common stock	(93,010,772)	—
Net cash used in financing activities	(93,170,772)	—

Net Change in Cash	185,883	(175,530)
Cash – Beginning of period	687,471	898,895
Cash – End of period	$873,354	$723,365

Non-cash financing activities:
Change in value of Class A common stock subject to possible redemption	$1,604,027	$72,983
Excise taxes on stock redemption	$930,108	$—

Supplemental information
Income taxes paid	$465,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

June 30, 2023

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

The Company will have until December 4, 2023 (if the Company fully extends the time period it has to consummate an initial business combination in accordance with the Extension Amendment (as defined below)) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes and liquidation expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On May 17, 2023, the Company held a special meeting of stockholders (the “Special Meeting”), at which the Company’s stockholders approved an amendment (the “Extension Amendment”) to the Amended and Restated Certificate of Incorporation to give the Company the right to extend the date by which the Company has to consummate a business combination up to six (6) times, each such extension for an additional one (1) month period, from June 3, 2023 to December 4, 2023.

On May 3 and 4, 2023, the Company entered into non-redemption agreements with certain stockholders owning, in the aggregate, 2,000,000 shares of the Company’s common stock (the “Non-redeeming Stockholders”), pursuant to which such stockholders agreed, among other things, not to redeem or exercise any right to redeem such public shares in connection with the Extension Amendment. In consideration of such agreements, certain of our Initial Stockholders agreed to pay the Non-redeeming Stockholders that entered into such agreements $0.04 per share for each one-month extension. On July 20, 2023, the Company entered into amendments to the non-redemption agreements to provide that the Company or certain Initial Stockholders, or their affiliates or designees, will pay such stockholders that entered into the non-redemption agreements $0.04 per share for each one-month extension in connection with such agreements. On May 30, 2023 and June 29, 2023, the Company issued payments to the Non-redeeming Stockholders in the aggregate amount of $160,000 in relation to the extension of the Combination Period through July 3, 2023 and August 3, 2023, respectively. The

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

payments were presented as finance costs in the accompanying condensed statements of operations. The Company evaluated the classification and accounting of the payments to the Non-redeeming shareholders under ASC 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity”. ASC 815-40 states that if an instrument is not considered indexed to a reporting entity’s own stock, it should be classified as an asset or liability and recorded at fair value with changes in fair value recorded in the income statement. The Company determined that as of June 30, 2023, a liability due to non-redeeming stockholders should be recorded at a fair value of $320,000 and is included in the accompanying unaudited condensed balance sheets.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $873,354 in its operating bank account, which included $620,200 of interest withdrawn from the Trust account to pay taxes and working capital of $278,799, after deducting the balance in the Trust Account, accrued Delaware franchise taxes and income taxes payable.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

In connection with the stockholders’ vote at the Special Meeting, public stockholders exercised their right to redeem 8,989,488 shares of common stock for a total of $93,010,772. Excise tax should be recognized in the period incurred, that is when the repurchase occurs. Any reduction in the tax liability due to a subsequent stock issuance, or an event giving rise to an exception, that occurs within a tax year should be recorded in the period of such stock issuance or event giving rise to an exception. As of June 30, 2023, the Company recorded $930,108 of excise tax liability calculated as 1% of shares redeemed on May 31, 2023.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At June 30, 2023 and December 31, 2022, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U. S. Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

At June 30, 2023 and December 31, 2022, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Common stock issuance costs	(1,625,220)
Plus:
Accretion of carrying value to redemption value	3,350,220
Common stock subject to possible redemption, December 31, 2021	116,725,000
Plus:
Accretion of carrying value to redemption value	1,084,374
Common stock subject to possible redemption, December 31, 2022	117,809,374
Less:
Shares Redeemed	(93,010,772)
Plus:
Accretion of carrying value to redemption value	1,604,027
Common stock subject to possible redemption, June 30, 2023	$26,402,629

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was (41.18%) and 62.64% for the three months ended June 30, 2023 and 2022, respectively, (35.93%) and 14.52% for the six months ended June 30, 2023 and 2022. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two types of common stock – redeemable common stock and non-redeemable common stock. The Company calculates its earnings per share to allocate net income (loss) pro rata to redeemable and non-redeemable common stock. This presentation

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. In order to determine the net income (loss) attributable to both the redeemable and non-redeemable common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For the purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable common stock subject to redemption and the excise tax calculated on the redemption of shares are considered to be dividends paid to the holders of the redeemable common stock.

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

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$94,393	$10,666	$802,949	$(141,072)
Accretion of redeemable common stock to redemption amount	(729,454)	(72,983)	(1,604,027)	(72,983)
Excise taxes on stock redemption	(930,108)	—	(930,108)	—
Net loss including accretion of temporary equity to redemption value and excise taxes on stock redemption	$(1,565,169)	$(62,317)	$(1,731,186)	$(214,055)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Common stock	Common stock	Common stock	Common stock	Common stock	Common stock	Common stock	Common stock
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net loss including accretion of temporary equity to redemption value	$(1,125,329)	$(439,840)	$(48,303)	$(14,014)	$(1,298,407)	$(432,779)	$(165,917)	$(48,138)
Accretion of common stock to redemption value	729,454	—	72,983	—	1,604,027	—	72,983	—
Excise taxes on stock redemption	930,108	—	—	—	930,108	—	—	—
Net income (loss)	$534,233	$(439,840)	$24,680	$(14,014)	$1,235,728	$(432,779)	$(92,934)	$(48,138)
Denominator:
Basic and diluted weighted average shares outstanding	8,536,433	3,336,500	11,500,000	3,336,500	10,010,030	3,336,500	11,500,000	3,336,500
Basic and diluted net income (loss) per common share	$0.06	$(0.13)	$0.00	$(0.00)	$0.12	$(0.13)	$(0.01)	$(0.01)

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

June 30, 2023

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

June 30, 2023

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

The sale of the Founder Shares to certain of the Company’s Initial Stockholders and independent directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 167,234 shares sold to the Company’s Initial Stockholders and independent directors was approximately $788,900, or $4.72 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of June 30, 2023 and December 31, 2022, there are no Working Capital Loans outstanding.

On July 26, 2023, the Company issued an unsecured promissory note in the aggregate amount of up to $750,000 (the “Note”) to individuals or entities listed on the Note. The Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates an initial business combination or (ii) the date the Company liquidates if a Business Combination is not consummated. The Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. The proceeds will be used by the Company to pay various expenses of the Company, including the extension payments, and for general corporate purposes.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. On May 31, 2023, in connection with the stockholders’ vote at the Special Meeting, stockholders exercised their right to redeem 8,989,488 shares of common stock. At June 30, 2023 and December 31, 2022, there were 3,336,500 shares of common stock issued and outstanding, excluding 2,510,512 and 11,500,000 shares of common stock subject to possible redemption which are presented as temporary equity, respectively.

Warrants — At June 30, 2023 and December 31, 2022, there were 5,750,000 Public Warrants outstanding and 230,750 Private Warrants outstanding.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

June 30, 2023

(Unaudited)

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

At June 30, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $26,368,415 and $118,377,460 in mutual funds, respectively. Through June 30, 2023, the Company withdrew $1,328,243 of interest earned on the Trust Account to pay for its tax obligations and $93,010,772 for redemption of shares in connection with the stockholders’ vote at the Special Meeting.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Level 1 instruments include investments in money market funds. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

		June 30,	December 31,
Description	Level	2023	2022
Assets:
U.S. Mutual Funds Held in Trust Account	1	$26,368,415	$118,377,460

Liabilities:
Due to non-redeeming stockholders	3	$320,000	$—

Due to Non-redeeming Stockholders

The payments due to the Non-redeeming Stockholders in connection with the non-redemption agreements are accounted for as liabilities in accordance with ASC 815-40 and are presented within due to Non-redeeming Stockholders on the accompanying balance sheets. The liability due to Non-redeeming Stockholders was initially valued based on the terms of the non-redemption agreements in which the Company and certain of our Initial Stockholders agreed to pay the Non-redeeming Stockholders that entered into such agreements $0.04 per share for each one-month extension.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

The following table presents the changes in the fair value of Level 3 liability due to Non-redeeming Stockholders:

Fair value as of December 31, 2022	$—
Initial value	480,000
Payment to Non-redeeming Stockholders	(160,000)
Fair value as of June 30, 2023	$320,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no other transfers to/from Levels 1, 2, and 3 during the three-month period ending June 30, 2023.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 20, 2023, the Company entered into amendments to the non-redemption agreements to provide that the Company or certain initial stockholders of the Company, or their affiliates or designees, will pay such stockholders that entered into such non-redemption agreements $0.04 per share for each one-month extension in connection with such agreements.

On July 26, 2023, the Company issued an unsecured promissory note in the aggregate amount of up to $750,000 (the “Note”) to individuals or entities listed on the Note. The Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates an initial business combination or (ii) the date the Company liquidates if a Business Combination is not consummated. The Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. The proceeds will be used by the Company to pay various expenses of the Company, including the extension payments, and for general corporate purposes.

On August 1, 2023, the Company paid $80,000 to the Non-redeeming Stockholders in relation to the extension of the Combination Period through September 3, 2023.

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

Recent Developments

On May 17, 2023, we held a special meeting of stockholders (the “Special Meeting”), at which our stockholders approved an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to give the Company the right to extend the date by which the Company has to consummate a business combination up to six (6) times, each such extension for an additional one (1) month period, from June 3, 2023 to December 4, 2023.

On May 3 and 4, 2023, we entered into non-redemption agreements with certain stockholders owning, in the aggregate, 2,000,000 shares of the Company’s common stock, pursuant to which such stockholders agreed, among other things, not to redeem or exercise any right to redeem such public shares in connection with the Extension Amendment. Certain initial stockholders of the Company agreed to pay the stockholders that entered into such agreements $0.04 per share for each one-month extension in connection with such agreements. On July 20, 2023, we entered into amendments to the non-redemption agreements to provide that the Company or certain initial stockholders of the Company, or their affiliates or designees, will pay such stockholders that entered into such non-redemption agreements $0.04 per share for each one-month extension in connection with such agreements. On May 30, 2023 and June 29, 2023, the Company issued payments to the Non-redeeming Stockholders in the aggregate amount of $160,000 in relation to the extension of the initial business combination period through July 3, 2023 and August 3, 2023, respectively. The Company also recorded a liability due to Non-redeeming Stockholders of $320,000 related to the remaining one-month extension periods. The payments and the accrual were presented as finance costs in the accompanying condensed statements of operations.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our an initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended June 30, 2023, we had a net income of $94,393, which consisted of interest earned on marketable securities held in Trust Account of $1,043,998, offset by of operating costs of $179,481, provision for income taxes of $290,124 and finance costs for non-redemption agreements of $480,000.

For the six months ended June 30, 2023, we had a net income of $802,949, which consisted of interest earned on marketable securities held in Trust Account of $2,297,875, offset by of operating costs of $385,131, provision for income taxes of $629,795 and finance costs for non-redemption agreements of $480,000.

For the three months ended June 30, 2022, we had a net income of $10,666, which consisted of interest earned on marketable securities held in Trust Account of $150,739, offset by of operating costs of $122,190 and provision for income taxes of $17,883.

For the six months ended June 30, 2022, we had a net loss of $141,072, which consisted of operating costs of $293,625 and provision for income taxes of $17,883, offset by interest earned on marketable securities held in Trust Account of $170,436.

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

For the six months ended June 30, 2023, cash used in operating activities was $950,265. Net income of $802,949 was affected by interest earned on marketable securities held in the Trust Account of $2,297,875 and changes in operating assets and liabilities, which provided $544,661.

For the six months ended June 30, 2022, cash used in operating activities was $175,530. Net loss of $141,072 was affected by interest earned on marketable securities held in the Trust Account of $170,436 and changes in operating assets and liabilities, which provided $135,978.

On May 31, 2023, in connection with the stockholders’ vote at the Special Meeting, stockholders exercised their right to redeem 8,989,488 shares of common stock and $93,010,772 was released from the Trust account in connection with the share redemption. In connection with the share redemption, we recorded $930,108 of excise tax liability calculated as 1% of shares redeemed on May 31, 2023. As of June 30, 2023, we had cash and marketable securities held in the Trust Account of $26,368,415. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended June 30, 2023, we withdrew $1,328,243 of interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had $873,354 of cash held outside of the Trust Account, which included $620,220 of interest withdrawn from the Trust Account to pay taxes. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to finance transaction costs in connection with an initial business combination, the Initial Stockholders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of an initial business combination, without interest. As of June 30, 2023, there are no Working Capital Loans outstanding.

On July 26, 2023, we issued an unsecured promissory note in the aggregate amount of up to $750,000 (the “Note”) to individuals or entities listed on the Note. The Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates an initial business combination or (ii) the date the Company liquidates if a Business Combination is not consummated. The Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. The proceeds will be used by the Company to pay various expenses of the Company, including the extension payments, and for general corporate purposes.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officers and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROTH CH ACQUISITION V CO.

Date: August 14, 2023	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer and Co-Chairman of the Board
(Co-Principal Executive Officer)

Date: August 14, 2023	By:	/s/ John Lipman
	Name:	John Lipman
	Title:	Co-Chief Executive Officer and Co-Chairman of the Board
(Co-Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Gordon Roth
	Name:	Gordon Roth
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)