Form 10-K
period 2023-12-31
Roth CH Acquisition V Co.
filed 2024-04-01
CIK 1885998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $25.96 million.

As of April 1, 2024, there were 4,919,297 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ROTH CH ACQUISITION V CO.

Annual Report on Form 10-K for the Year Ended December 31, 2023

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements and other benefits;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;

●	our potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Overview

Roth CH Acquisition V Co. (“ROCL,” the “Company,” “we,” “us,” or “our”) is a blank check company formed under the laws of the State of Delaware on November 5, 2020. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to herein as our “initial business combination” or “Business Combination.” To date, our efforts have been limited to organizational activities as well as activities related to our initial public offering and our search for an initial business combination. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus our search on target businesses operating in the business services, consumer, healthcare, technology, wellness or sustainability sectors.

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

If we are unable to complete our initial business combination by December 3, 2024, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining holders of common stock and our Board of Directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of applicable law.

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

Recent Developments

Merger Agreement

On January 3, 2024, ROCL (or “Acquiror”), entered into a Business Combination Agreement and Plan of Reorganization (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among Acquiror, Roth CH V Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of Acquiror (“Merger Sub”), and New Era Helium Corp., a Nevada corporation (“NEH”). The transactions set forth in the Merger Agreement, including the Merger (defined below), will constitute a “Business Combination” as contemplated by Acquiror’s Amended and Restated Certificate of Incorporation. Unless expressly stated otherwise herein, capitalized terms used but not defined herein shall have such meanings ascribed to them in the Merger Agreement.

The Merger

Upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the Nevada Revised Statutes and the Delaware General Corporation Law, Merger Sub will merge with and into NEH, with NEH surviving as a wholly-owned subsidiary of Acquiror (the “Merger”). Upon the closing of the Transactions, subject to approval by ROCL’s stockholders and other customary closing conditions, the combined company with be named “New Era Helium Corp.” and is expected to list on The Nasdaq Stock Market.

Consideration

Subject to the terms and conditions set forth in the Merger Agreement, in consideration of the Merger, the holders of shares of NEH Common Stock (including shares of NEH Common Stock resulting from the conversion of NEH Preferred Stock) will receive an aggregate of 9.0 million shares of Acquiror’s common stock, which number will be subject to adjustment based upon the Net Debt (as defined in the Merger Agreement) (which shares do not include the Earnout Shares (as defined below)) (the “NEH Merger Shares”). For purposes of the NEH Merger Shares, such amount assumes $37,300,000 of Net Debt. For every dollar of Net Debt lower than $37,300,000 at Closing, the NEH Merger Shares will be increased by 1/10 of one share and for every dollar of Net Debt higher than $37,300,000 at Closing, the NEH Merger Shares will be decreased by 1/10 of one share.

The Merger Agreement also provides, among other things, that the holders of shares of NEH Common Stock immediately prior to the Effective Time have the contingent right to receive up to an aggregate of 1.0 million additional shares of Acquiror’s common stock (the “Earnout Shares”), subject to the following contingencies:

(i) 500,000 Earnout Shares, in the event that, based upon the audited financial statements of NEH for the year ended December 31, 2025, it meets or exceeds a total EBITDA of $25.268 million as calculated by the Company; and

(ii) 500,000 Earnout Shares, if, at any time during the period between the Closing Date and 180 days after the filing of the Form 10-K for the fiscal year ended December 31, 2025, the average of the reported sales prices on Nasdaq (or the exchange on which Acquiror’s common stock is then listed) for any twenty (20) Trading Days during any thirty (30) consecutive Trading Days is greater than or equal to $12.50.

Representations and Warranties

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to the parties, the transactions contemplated by the Merger Agreement and their respective business operations and activities, including, with respect to NEH, its mineral properties, leases and contracts. The representations and warranties of the parties do not survive the Closing.

Covenants

The Merger Agreement contains customary covenants of the parties thereto, including: (a) conduct of business pending the Merger, (b) preparation and filing of a Form S-4 with respect to the shares of Acquiror’s common stock issuable under the Merger Agreement, which Form S-4 will contain a proxy statement for Acquiror’s stockholders, (c) the requirement to make appropriate filings and obtain clearance pursuant to the HSR Act, and (d) the preparation and delivery of updated audited financial statements for NEH.

The Merger Agreement also contains mutual exclusivity provisions prohibiting the parties thereto and their respective representatives and subsidiaries from soliciting initiating, continuing or otherwise encouraging or participating in an Alternative Transaction (subject to certain limited exceptions specified therein), or entering into any contracts or agreements in connection therewith.

The parties to the Merger Agreement agreed to use commercially reasonable efforts to identify additional sources of financing from third party financing sources, on terms mutually agreed upon between Acquiror and NEH.

Conditions to Consummation of the Transactions

Consummation of the transactions contemplated by the Merger Agreement is subject to conditions of the respective parties that are customary for a transaction of this type, including, among others: (a) obtaining Acquiror stockholders’ approval of the Roth Proposals; (b) obtaining the NEH Stockholder Approval; (c) there being no laws or injunctions by governmental authorities or other legal restraint prohibiting consummation of the transactions contemplated under the Merger Agreement; (d) the required filings under the HSR Act having been completed and the waiting period applicable to the Merger under the HSR Act having expired or terminated; (e) Acquiror’s common stock being listed on Nasdaq, or another national securities exchange mutually agreed to by the parties; (f) the Form S-4 having become effective and no stop order suspending the effectiveness of the Form S-4 having been issued by the SEC; and (g) Acquiror (including, following the Effective Time, NEH) having equal to or in excess of $5,000,000 in cash and cash equivalents.

Acquiror has separate conditions to closing, including, among others, that (a) no material adverse effect having occurred with respect to NEH, (b) NEH having raised at least $45,000,000 in a private placement of securities in order to fund its new plant construction, and (c) certain indebtedness of NEH having been converted into shares of common stock of NEH. NEH has separate conditions to closing, including, among others, that no material adverse effect has occurred with respect to Acquiror.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing of the Merger, including: (a) by mutual written consent of Acquiror and NEH; (b) by either party if the Closing has not occurred prior to the date that is 180 days after the date of the Merger Agreement; (c) there is a final non-appealable order issued by a governmental authority preventing or making illegal the consummation of the transactions contemplated by the Merger Agreement; (d) by either Acquiror or NEH if any of the Roth Proposals fails to be approved at the Roth Stockholders’ Meeting; (e) by Acquiror if NEH fails to obtain NEH Stockholder Approval within five (5) Business Days following the date in which the SEC declares the Form S-4 effective; (f) by Acquiror if NEH has not delivered: (i) its Audited Financial Statements for the year ended December 31, 2022 and December 31, 2021 by January 8, 2024, (ii) its Interim Financials by February 1, 2024, and (iii) the Audited Financial Statements for the year ended December 31, 2023 within 90 days after the date of the Merger Agreement; and (g) by either party if the other party’s representations or warranties are not true and correct or if the other party breached any of its covenants set forth in the Merger Agreement such that the conditions to Closing would not be satisfied and such breach cannot or has not been cured within the earlier of thirty (30) days’ notice by the other party.

If the Merger Agreement is validly terminated, none of the parties will have any liability or any further obligation under the Merger Agreement with certain limited exceptions, including liability arising out of willful material breach of the Merger Agreement.

Governance

The executive management of NEH is expected to serve as the executive management of Acquiror following Closing. Pursuant to the Merger Agreement, for a period of three years following the Closing, Acquiror’s board of directors will consist of five members, with Acquiror’s current board of directors having the right to designate one director.

Employment Agreements

In connection with the Merger Agreement, prior to the filing of the definitive Proxy Statement, NEH agreed to amend and restate the employment agreements, or enter into new employment agreements, with certain key employees of NEH, in forms reasonably acceptable to Acquiror, NEH and such key employees and containing market terms for a public company of similar size and industry to NEH.

The Merger Agreement contains representations, warranties and covenants that the parties to the Merger Agreement made to each other as of the date of the Merger Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Merger Agreement. The Merger Agreement has been attached to provide investors with information regarding its terms and is not intended to provide any other factual information about ROCL, NEH or any other party to the Merger Agreement. In particular, the representations, warranties, covenants and agreements contained in the Merger Agreement, which were made only for purposes of the Merger Agreement and as of specific dates, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Merger Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in ROCL’s public disclosures.

Certain Related Agreements

Insider Support Agreement

Contemporaneously with the execution of the Merger Agreement, Acquiror entered into an insider support agreement (the “Insider Support Agreement”) with NEH and certain stockholders of Acquiror (the “Sponsor Parties”), whereby the Sponsor Parties have agreed, among other things, (i) not to transfer or redeem any Acquiror Common Stock held by such Sponsor Parties, (ii) to vote in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated hereby, and (iii) to vote against any Alternative Transaction with respect to Acquiror or any proposal in opposition to approval of the Merger Agreement or in competition with or inconsistent with the Merger Agreement and any other action or proposal that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay, postpone or adversely affect the Transactions.

Company Support Agreement

Contemporaneously with the execution of the Merger Agreement, Acquiror entered into a stockholder support agreement (the “Company Support Agreement”) with NEH and certain shareholders of NEH (the “Company Supporting Shareholders”), pursuant to which the Company Supporting Shareholders have agreed, among other things, (i) not to transfer any NEH Common Stock held by such Company Supporting Shareholders, (ii) to vote in favor of the Merger and the transactions contemplated by the Merger Agreement, and (iii) to vote against any Alternative Transaction with respect to NEH or any proposal in opposition to approval of the Merger Agreement or in competition with or inconsistent with the Merger Agreement, and any other action or proposal that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay, postpone or adversely affect the Transactions.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, Acquiror and certain stockholders of Acquiror and NEH (collectively, the “Holders”) will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which Acquiror will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Acquiror Common Stock and warrants that are held by the Holders from time to time.

The Registration Rights Agreement amends and restates the registration rights agreement that was entered into by ROCL and the other parties thereto in connection with ROCL’s initial public offering. The Registration Rights Agreement will terminate on the earlier of (a) the tenth-year anniversary of the date of the Registration Rights Agreement or (b) with respect to any Holder, on the date that such Holder no longer holds any Registrable Securities (as defined therein).

Lock-up Agreement

The Merger Agreement contemplates that, prior to the Closing, certain shareholders of NEH (“Lock-up Holders”) will enter into lock-up agreements (each, a “Lock-up Agreement”) with NEH and Acquiror. Pursuant to the Lock-up Agreements, the Lock-up Holders will agree, among other things, that for a period of six (6) months following the Closing, not to transfer their shares received as Merger consideration or any securities convertible into or exercisable or exchangeable for shares of Acquiror Common Stock owned by such Lock-up Holders nor make any demand for or exercise any right with respect to the registration of such lock-up securities.

Termination of Business Combination Marketing Agreement

Concurrently with the execution of the Merger Agreement, Acquiror and NEH entered into a letter agreement (the “Letter Agreement”) with Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC (together the “Advisors”) to terminate that certain Business Combination Marketing Agreement, dated as of November 30, 2021, by and among Acquiror and the Advisors (the “BCMA”).

Pursuant to the Letter Agreement, in exchange for the termination of the BCMA, Acquiror and NEH mutually agree, jointly and severally, on the date of closing of the Business Combination, to issue to the Advisors an aggregate of 575,000 shares of Acquiror Common Stock and to include such shares as a “registrable security” in the Registration Rights Agreement. Such shares will not be subject to any lock-up agreement or other restrictions on transfer. The Letter Agreement will terminate and be of no force or effect if the Merger Agreement is terminated in accordance with its terms.

Extensions of the Combination Period

On May 17, 2023, we held a special meeting of stockholders (the “May 2023 Meeting”), at which our stockholders approved an amendment (the “May Extension Amendment”) to the Company’s amended and restated certificate of incorporation to give the Company the right to extend the date by which the Company has to consummate a business combination (the “Combination Period”) up to six (6) times, each such extension for an additional one (1) month period, from June 3, 2023 to December 4, 2023. In connection with the stockholders’ vote at the May 2023 Meeting, 8,989,488 shares of common stock were tendered for redemption.

On May 3 and 4, 2023, we entered into non-redemption agreements with certain stockholders owning, in the aggregate, 2,000,000 shares of the Company’s common stock, pursuant to which such stockholders agreed, among other things, not to redeem or exercise any right to redeem such public shares in connection with the May Extension Amendment. Certain initial stockholders of the Company agreed to pay the stockholders that entered into such agreements $0.04 per share for each one-month extension in connection with such agreements. On July 20, 2023, we entered into amendments to the non-redemption agreements to provide that the Company or certain initial stockholders of the Company, or their affiliates or designees, will pay such stockholders that entered into such non-redemption agreements $0.04 per share for each one-month extension in connection with such agreements. On May 30, 2023, June 29, 2023, July 31, 2023, August 31, 2023, October 2, 2023 and November 6, 2023, we issued payments to the Non-redeeming Stockholders in the aggregate amount of $480,000 in relation to the extension of the Combination Period through December 4, 2023. The Company also recorded a liability due to Non-redeeming Stockholders related to the remaining one-month extension periods and determined that the fair value of the liability as of December 31, 2023 was $0.

On December 1, 2023, we held a special meeting of stockholders (the “December 2023 Meeting”), at which our stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to (A) give the Company the right to extend the Combination Period up to twelve (12) times, each such extension for an additional one (1) month period, from December 4, 2023 to December 3, 2024 (i.e., for a period of time ending 36 months from the consummation of the IPO) and (B) expand the methods that the Company may employ to not become subject to the “penny stock” rules of the Securities and Exchange Commission. In connection with the stockholders’ vote at the December 2023 Meeting, 927,715 shares of common stock were tendered for redemption.

Nasdaq Matters

On October 9, 2023, The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that it did not comply with Nasdaq’s minimum 400 Total Holders requirement set forth in Listing Rule 5450(a)(2) (the “Rule”). Based on Nasdaq’s further review and the materials submitted by the Company on November 24, 2023, January 5, 2024, and February 19, 2024, Nasdaq determined to grant the Company an extension of time to regain compliance with the Rule. The terms of the extension are as follows: On or before April 8, 2024, the Company must file with Nasdaq documentation from its transfer agent, or independent source, that demonstrates that its common stock has a minimum of 400 Total Holders. In the event the Company does not satisfy the terms, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Staff’s determination to a Listing Qualifications Panel.

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

We will have until December 3, 2024 to consummate our initial business combination. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem or purchase 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

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

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

If we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, it may limit our ability to consummate such initial business combination and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until December 3, 2024 in order to be able to receive a pro rata share of the trust account.

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

Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by December 3, 2024, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

If we were deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To avoid that result, we may determine, in our discretion, to liquidate the securities held in the trust account and instead hold all funds in the trust account in an interest bearing bank demand deposit account, which may earn less interest than we otherwise would have if the trust account had remained invested in U.S. government securities or money market funds.

There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company (“SPAC”) and we may in the future be subject to a claim that we have been operating as an unregistered investment company. If we are deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our initial public offering, been held only in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we may, in our own discretion, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter, until the earlier of consummation of our initial business combination or liquidation, to hold all funds in the trust account in an interest bearing bank demand deposit account, which may earn less interest than we otherwise would have if the trust account had remained invested in U.S. government securities or money market funds. This may mean that the amount of funds available for redemption would not increase, or would only minimally increase, thereby reducing the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, the longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in the trust account in an interest bearing bank demand deposit account, which may earn less interest than we otherwise would have if the trust account had remained invested in U.S. government securities or money market funds

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

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

Holders of Record

As of April 1, 2024, there were 4,919,297 shares of common stock issued and outstanding held by 15 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

The issuance of additional shares of our stock in an initial business combination:

●	may significantly reduce the equity interest of our stockholders;

●	may subordinate the rights of holders of common stock if we issue preferred shares with rights senior to those afforded to our shares of common stock;

●	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and may adversely affect prevailing market prices for our securities.

●	Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in: default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Recent Developments

Merger Agreement

On January 3, 2024, ROCL (or “Acquiror”), entered into a Business Combination Agreement and Plan of Reorganization (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among Acquiror, Roth CH V Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of Acquiror (“Merger Sub”), and New Era Helium Corp., a Nevada corporation (“NEH”). The transactions set forth in the Merger Agreement, including the Merger (defined below), will constitute a “Business Combination” as contemplated by Acquiror’s Amended and Restated Certificate of Incorporation. Unless expressly stated otherwise herein, capitalized terms used but not defined herein shall have such meanings ascribed to them in the Merger Agreement.

The Merger

Upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the Nevada Revised Statutes and the Delaware General Corporation Law, Merger Sub will merge with and into NEH, with NEH surviving as a wholly-owned subsidiary of Acquiror (the “Merger”). Upon the closing of the Transactions, subject to approval by ROCL’s stockholders and other customary closing conditions, the combined company with be named “New Era Helium Corp.” and is expected to list on The Nasdaq Stock Market.

Consideration

Subject to the terms and conditions set forth in the Merger Agreement, in consideration of the Merger, the holders of shares of NEH Common Stock (including shares of NEH Common Stock resulting from the conversion of NEH Preferred Stock) will receive an aggregate of 9.0 million shares of Acquiror’s common stock, which number will be subject to adjustment based upon the Net Debt (as defined in the Merger Agreement) (which shares do not include the Earnout Shares (as defined below)) (the “NEH Merger Shares”). For purposes of the NEH Merger Shares, such amount assumes $37,300,000 of Net Debt. For every dollar of Net Debt lower than $37,300,000 at Closing, the NEH Merger Shares will be increased by 1/10 of one share and for every dollar of Net Debt higher than $37,300,000 at Closing, the NEH Merger Shares will be decreased by 1/10 of one share.

The Merger Agreement also provides, among other things, that the holders of shares of NEH Common Stock immediately prior to the Effective Time have the contingent right to receive up to an aggregate of 1.0 million additional shares of Acquiror’s common stock (the “Earnout Shares”), subject to the following contingencies:

(i) 500,000 Earnout Shares, in the event that, based upon the audited financial statements of NEH for the year ended December 31, 2025, it meets or exceeds a total EBITDA of $25.268 million as calculated by the Company; and

(ii) 500,000 Earnout Shares, if, at any time during the period between the Closing Date and 180 days after the filing of the Form 10-K for the fiscal year ended December 31, 2025, the average of the reported sales prices on Nasdaq (or the exchange on which Acquiror’s common stock is then listed) for any twenty (20) Trading Days during any thirty (30) consecutive Trading Days is greater than or equal to $12.50.

Representations and Warranties

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to the parties, the transactions contemplated by the Merger Agreement and their respective business operations and activities, including, with respect to NEH, its mineral properties, leases and contracts. The representations and warranties of the parties do not survive the Closing.

Covenants

The Merger Agreement contains customary covenants of the parties thereto, including: (a) conduct of business pending the Merger, (b) preparation and filing of a Form S-4 with respect to the shares of Acquiror’s common stock issuable under the Merger Agreement, which Form S-4 will contain a proxy statement for Acquiror’s stockholders, (c) the requirement to make appropriate filings and obtain clearance pursuant to the HSR Act, and (d) the preparation and delivery of updated audited financial statements for NEH.

The Merger Agreement also contains mutual exclusivity provisions prohibiting the parties thereto and their respective representatives and subsidiaries from soliciting initiating, continuing or otherwise encouraging or participating in an Alternative Transaction (subject to certain limited exceptions specified therein), or entering into any contracts or agreements in connection therewith.

The parties to the Merger Agreement agreed to use commercially reasonable efforts to identify additional sources of financing from third party financing sources, on terms mutually agreed upon between Acquiror and NEH.

Conditions to Consummation of the Transactions

Consummation of the transactions contemplated by the Merger Agreement is subject to conditions of the respective parties that are customary for a transaction of this type, including, among others: (a) obtaining Acquiror stockholders’ approval of the Roth Proposals; (b) obtaining the NEH Stockholder Approval; (c) there being no laws or injunctions by governmental authorities or other legal restraint prohibiting consummation of the transactions contemplated under the Merger Agreement; (d) the required filings under the HSR Act having been completed and the waiting period applicable to the Merger under the HSR Act having expired or terminated; (e) Acquiror’s common stock being listed on Nasdaq, or another national securities exchange mutually agreed to by the parties; (f) the Form S-4 having become effective and no stop order suspending the effectiveness of the Form S-4 having been issued by the SEC; and (g) Acquiror (including, following the Effective Time, NEH) having equal to or in excess of $5,000,000 in cash and cash equivalents.

Acquiror has separate conditions to closing, including, among others, that (a) no material adverse effect having occurred with respect to NEH, (b) NEH having raised at least $45,000,000 in a private placement of securities in order to fund its new plant construction, and (c) certain indebtedness of NEH having been converted into shares of common stock of NEH. NEH has separate conditions to closing, including, among others, that no material adverse effect has occurred with respect to Acquiror.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing of the Merger, including: (a) by mutual written consent of Acquiror and NEH; (b) by either party if the Closing has not occurred prior to the date that is 180 days after the date of the Merger Agreement; (c) there is a final non-appealable order issued by a governmental authority preventing or making illegal the consummation of the transactions contemplated by the Merger Agreement; (d) by either Acquiror or NEH if any of the Roth Proposals fails to be approved at the Roth Stockholders’ Meeting; (e) by Acquiror if NEH fails to obtain NEH Stockholder Approval within five (5) Business Days following the date in which the SEC declares the Form S-4 effective; (f) by Acquiror if NEH has not delivered: (i) its Audited Financial Statements for the year ended December 31, 2022 and December 31, 2021 by January 8, 2024, (ii) its Interim Financials by February 1, 2024, and (iii) the Audited Financial Statements for the year ended December 31, 2023 within 90 days after the date of the Merger Agreement; and (g) by either party if the other party’s representations or warranties are not true and correct or if the other party breached any of its covenants set forth in the Merger Agreement such that the conditions to Closing would not be satisfied and such breach cannot or has not been cured within the earlier of thirty (30) days’ notice by the other party.

If the Merger Agreement is validly terminated, none of the parties will have any liability or any further obligation under the Merger Agreement with certain limited exceptions, including liability arising out of willful material breach of the Merger Agreement.

Governance

The executive management of NEH is expected to serve as the executive management of Acquiror following Closing. Pursuant to the Merger Agreement, for a period of three years following the Closing, Acquiror’s board of directors will consist of five members, with Acquiror’s current board of directors having the right to designate one director.

Employment Agreements

In connection with the Merger Agreement, prior to the filing of the definitive Proxy Statement, NEH agreed to amend and restate the employment agreements, or enter into new employment agreements, with certain key employees of NEH, in forms reasonably acceptable to Acquiror, NEH and such key employees and containing market terms for a public company of similar size and industry to NEH.

The Merger Agreement contains representations, warranties and covenants that the parties to the Merger Agreement made to each other as of the date of the Merger Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Merger Agreement. The Merger Agreement has been attached to provide investors with information regarding its terms and is not intended to provide any other factual information about ROCL, NEH or any other party to the Merger Agreement. In particular, the representations, warranties, covenants and agreements contained in the Merger Agreement, which were made only for purposes of the Merger Agreement and as of specific dates, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Merger Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in ROCL’s public disclosures.

Certain Related Agreements

Insider Support Agreement

Contemporaneously with the execution of the Merger Agreement, Acquiror entered into an insider support agreement (the “Insider Support Agreement”) with NEH and certain stockholders of Acquiror (the “Sponsor Parties”), whereby the Sponsor Parties have agreed, among other things, (i) not to transfer or redeem any Acquiror Common Stock held by such Sponsor Parties, (ii) to vote in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated hereby, and (iii) to vote against any Alternative Transaction with respect to Acquiror or any proposal in opposition to approval of the Merger Agreement or in competition with or inconsistent with the Merger Agreement and any other action or proposal that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay, postpone or adversely affect the Transactions.

Company Support Agreement

Contemporaneously with the execution of the Merger Agreement, Acquiror entered into a stockholder support agreement (the “Company Support Agreement”) with NEH and certain shareholders of NEH (the “Company Supporting Shareholders”), pursuant to which the Company Supporting Shareholders have agreed, among other things, (i) not to transfer any NEH Common Stock held by such Company Supporting Shareholders, (ii) to vote in favor of the Merger and the transactions contemplated by the Merger Agreement, and (iii) to vote against any Alternative Transaction with respect to NEH or any proposal in opposition to approval of the Merger Agreement or in competition with or inconsistent with the Merger Agreement, and any other action or proposal that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay, postpone or adversely affect the Transactions.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, Acquiror and certain stockholders of Acquiror and NEH (collectively, the “Holders”) will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which Acquiror will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Acquiror Common Stock and warrants that are held by the Holders from time to time.

The Registration Rights Agreement amends and restates the registration rights agreement that was entered into by ROCL and the other parties thereto in connection with ROCL’s initial public offering. The Registration Rights Agreement will terminate on the earlier of (a) the tenth-year anniversary of the date of the Registration Rights Agreement or (b) with respect to any Holder, on the date that such Holder no longer holds any Registrable Securities (as defined therein).

Lock-up Agreement

The Merger Agreement contemplates that, prior to the Closing, certain shareholders of NEH (“Lock-up Holders”) will enter into lock-up agreements (each, a “Lock-up Agreement”) with NEH and Acquiror. Pursuant to the Lock-up Agreements, the Lock-up Holders will agree, among other things, that for a period of six (6) months following the Closing, not to transfer their shares received as Merger consideration or any securities convertible into or exercisable or exchangeable for shares of Acquiror Common Stock owned by such Lock-up Holders nor make any demand for or exercise any right with respect to the registration of such lock-up securities.

Termination of Business Combination Marketing Agreement

Concurrently with the execution of the Merger Agreement, Acquiror and NEH entered into a letter agreement (the “Letter Agreement”) with Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC (together the “Advisors”) to terminate that certain Business Combination Marketing Agreement, dated as of November 30, 2021, by and among Acquiror and the Advisors (the “BCMA”).

Pursuant to the Letter Agreement, in exchange for the termination of the BCMA, Acquiror and NEH mutually agree, jointly and severally, on the date of closing of the Business Combination, to issue to the Advisors an aggregate of 575,000 shares of Acquiror Common Stock and to include such shares as a “registrable security” in the Registration Rights Agreement. Such shares will not be subject to any lock-up agreement or other restrictions on transfer. The Letter Agreement will terminate and be of no force or effect if the Merger Agreement is terminated in accordance with its terms.

Extensions of the Combination Period

On May 17, 2023, we held a special meeting of stockholders (the “May 2023 Meeting”), at which our stockholders approved an amendment (the “May Extension Amendment”) to the Company’s amended and restated certificate of incorporation to give the Company the right to extend the date by which the Company has to consummate a business combination (the “Combination Period”) up to six (6) times, each such extension for an additional one (1) month period, from June 3, 2023 to December 4, 2023. In connection with the stockholders’ vote at the May 2023 Meeting, 8,989,488 shares of common stock were tendered for redemption.

On May 3 and 4, 2023, we entered into non-redemption agreements with certain stockholders owning, in the aggregate, 2,000,000 shares of the Company’s common stock, pursuant to which such stockholders agreed, among other things, not to redeem or exercise any right to redeem such public shares in connection with the May Extension Amendment. Certain initial stockholders of the Company agreed to pay the stockholders that entered into such agreements $0.04 per share for each one-month extension in connection with such agreements. On July 20, 2023, we entered into amendments to the non-redemption agreements to provide that the Company or certain initial stockholders of the Company, or their affiliates or designees, will pay such stockholders that entered into such non-redemption agreements $0.04 per share for each one-month extension in connection with such agreements. On May 30, 2023, June 29, 2023, July 31, 2023, August 31, 2023, October 2, 2023 and November 6, 2023, we issued payments to the Non-redeeming Stockholders in the aggregate amount of $480,000 in relation to the extension of the Combination Period through December 4, 2023. The Company also recorded a liability due to Non-redeeming Stockholders related to the remaining one-month extension periods and determined that the fair value of the liability as of December 31, 2023 was $0.

On December 1, 2023, we held a special meeting of stockholders (the “December 2023 Meeting”), at which our stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to (A) give the Company the right to extend the Combination Period up to twelve (12) times, each such extension for an additional one (1) month period, from December 4, 2023 to December 3, 2024 (i.e., for a period of time ending 36 months from the consummation of the IPO) and (B) expand the methods that the Company may employ to not become subject to the “penny stock” rules of the Securities and Exchange Commission. In connection with the stockholders’ vote at the December 2023 Meeting, 927,715 shares of common stock were tendered for redemption.

Nasdaq Matters

On October 9, 2023, The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that it did not comply with Nasdaq’s minimum 400 Total Holders requirement set forth in Listing Rule 5450(a)(2) (the “Rule”). Based on Nasdaq’s further review and the materials submitted by the Company on November 24, 2023, January 5, 2024, and February 19, 2024, Nasdaq determined to grant the Company an extension of time to regain compliance with the Rule. The terms of the extension are as follows: On or before April 8, 2024, the Company must file with Nasdaq documentation from its transfer agent, or independent source, that demonstrates that its common stock has a minimum of 400 Total Holders. In the event the Company does not satisfy the terms, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Staff’s determination to a Listing Qualifications Panel.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the year ended December 31, 2023, we had a net loss of $87,718, which consisted of interest earned on marketable securities held in Trust Account of $2,967,733, offset by of operating costs of $1,764,792, change in fair value of due to non-redeeming stockholders of $480,000 and provision for income taxes of $810,659.

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

For the year ended December 31, 2023, cash used in operating activities was $1,890,942. Net income of $87,718 was affected by interest earned on marketable securities held in the Trust Account of $2,967,733, offset by fair value of due to non-redeeming shareholders of $480,000, and changes in operating assets and liabilities, which provided $684,509.

For the year ended December 31, 2022, cash used in operating activities was $243,519. Net income of $722,115 was affected by interest earned on marketable securities held in Trust Account of $1,684,555 and changes in operating assets and liabilities, which provided $718,921.

On May 31, 2023, in connection with the stockholders’ vote at the May Special Meeting, stockholders exercised their right to redeem 8,989,488 shares of common stock and $93,010,772 was released from the Trust account in connection with the share redemption. In connection with the stockholders’ vote at the December Special Meeting, stockholders exercised their right to redeem 927,715 shares of common stock and $9,889,573 was released from the Trust account in connection with the share redemption. In connection with the share redemptions, we recorded $1,029,003 of excise tax liability calculated as 1% of shares redeemed on May 31, 2023 and December 11, 2023. As of December 31, 2023, we had cash and marketable securities held in the Trust Account of $16,978,160. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. We may withdraw interest to pay taxes. Through December 31, 2023, we withdrew $1,511,689 of interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had $200,059 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to finance transaction costs in connection with an initial business combination, the Initial Stockholders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would be repaid upon consummation of an initial business combination, without interest. On July 26, 2023, we issued an unsecured promissory note in the aggregate amount of up to $750,000 (the “Note”) to individuals or entities listed on the Note. The Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates an initial business combination or (ii) the date the Company liquidates if a Business Combination is not consummated. The Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. The proceeds will be used by the Company to pay various expenses of the Company, including the extension payments, and for general corporate purposes. As of December 31, 2023, there were $416,841 of Working Capital Loans outstanding.

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

Going Concern

We will need to raise additional capital through loans or additional investments from the Initial Stockholders and our officers and directors. The Initial Stockholders and our officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. If an initial business combination is not consummated by December 3, 2024, there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about our ability to continue as a going concern one year from the date that these financial statements are issued. We plan to address this uncertainty through working capital loans and through consummation of our initial business combination. There is no assurance that working capital loans will be available to the Company or that our plans to consummate a business combination will be successful; therefore, there is substantial doubt about our ability to continue as a going concern. There is no assurance that working capital loans will be available to us or that our plans to consummate an initial business combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Share

We have two types of common stock – redeemable common stock and non-redeemable common stock. We calculate our earnings per share to allocate net income (loss) pro rata to redeemable and non-redeemable common stock. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in our income (loss). Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. In order to determine the net income (loss) attributable to both the redeemable and non-redeemable common stock, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For the purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable common stock subject to redemption and the excise tax calculated on the redemption of shares was considered to be dividends paid to the holders of the redeemable common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated pro rata between redeemable and non-redeemable common stock for the year ended December 31, 2023.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Byron Roth	61	Co-Chief Executive Officer and Co-Chairman of the Board
John Lipman	47	Co-Chief Executive Officer and Co-Chairman of the Board
Gordon Roth	69	Chief Financial Officer
Rick Hartfiel	60	Co-President
Aaron Gurewitz	55	Co-President
Andrew Costa	35	Co-Chief Operating Officer
Matthew Day	50	Co-Chief Operating Officer
Ryan Hultstrand	35	Co-Chief Operating Officer
Joe Tonnos	36	Chief Investment Officer
Adam Rothstein	52	Director
Sam Chawla	49	Director
Pamela Ellison	57	Director

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

John Lipman has served as our Co-Chief Executive Officer since our inception in November 2020 and as Co-Chairman of the Board since November 2021. Mr. Lipman is a Partner and Managing Director of Investment Banking at Craig-Hallum. Mr. Lipman joined Craig-Hallum in 2012 and has more than 17 years of investment banking experience advising growth companies in the healthcare, industrial, and technology sectors. Mr. Lipman has completed over 200 equity, convertible, and debt offerings and advisory assignments for growth companies - including over 150 since joining Craig-Hallum. Prior to joining Craig-Hallum, Mr. Lipman was a Managing Director at Rodman & Renshaw LLC from 2011 to 2012, a Managing Director at Hudson Securities, Inc. from 2010 to 2011, and Carter Securities LLC, a firm he founded that specialized in raising equity, equity-linked, and debt capital for growth companies, from 2005 to 2009. Mr. Lipman has over 20 years investing experience in small capitalization companies, and started his career in venture capital and investor relations. Mr. Lipman is the Co-Chief Executive Officer and a member of the board of Roth CH Acquisition IV Co. (NASDAQ: ROCG). Mr. Lipman was the Chief Operating Officer and a member of the board of directors of Roth CH Acquisition I Co. (NASDAQ: ROCH) from December 2019 until its merger with PureCycle Technologies, Inc. (NASDAQ: PCT) in March 2021 and Roth CH Acquisition II Co. (NASDAQ: ROCC) from August 2020 until its merger with Reservoir Media, Inc. (NASDAQ: RSVR) in July 2021 and the Co-Chief Executive Officer from February 2021 and a director from August 2020 of Roth CH Acquisition III Co. (NASDAQ: ROCR) until its merger with QualTek Services, Inc. (NASDAQ: QTEK) in February 2022. Mr. Lipman earned his B.A. in Economics in 1999 from Rollins College in Winter Park, FL.

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

Joseph Tonnos has served as Chief Investment Officer since November 2023 and has been a Managing Director at Roth Capital Partners since April of 2023. Mr. Tonnos has over 13 years of experience investing in and advising acquisition candidates, completing due diligence, financial modeling and deal structuring. Mr. Tonnos also serves as Chief Investment Officer of Roth CH Acquisition Co. From 2021 to 2023, Mr. Tonnos served as a Principal and Associate Portfolio Manager at Meteora Capital, an investment adviser specializing in SPAC-related, structured and illiquid investments and was the Chief Financial Officer of GSR II Meteora Acquisition Corp., a SPAC sponsored by Meteora which completed a business combination with Bitcoin Depot, Inc. During 2021, Mr. Tonnos also served as an Associate Portfolio Manager at Glazer Capital. From 2017 until 2021, Mr. Tonnos worked at Mistral Equity Partners, a consumer & retail focused investment group as a Principal. From 2017 until 2022, Mr. Tonnos served as the Senior Vice President of Haymaker I, II, and III, three special purpose acquisition companies affiliated with Mistral Equity Partners. Haymaker I, II and III all successfully completed business combinations with OneSpaWorld Ltd., ARKO Holdings Ltd. and Biote Corp. respectively. His experience spans evaluating, executing, structuring and monitoring public, private and venture capital investments. He has advised companies and shareholders on capital raising, mergers, acquisitions, divestitures, leveraged buyouts and capital structure alternatives. Mr. Tonnos is also the Co-Founder of Ketch Ventures, an early-stage consumer investment syndicate. In the last five years he served or continues to serve on the several boards, including Worldwise, Inc., a privately held pet products company, Los Sundays Tequila, a lifestyle beverage company, and Aether Diamonds, a carbon-negative diamond producer, among others. Mr. Tonnos has also been a board observer of The Lovesac Company, Inc. (NASDAQ: LOVE) from 2017 until 2021 and serves on the Board of Advisors at Niagara University. Prior to Mistral, Mr. Tonnos served as an investment banker at Bank of America Merrill Lynch and Lazard and as a foreign exchange trader at CIBC Capital Markets. Mr. Tonnos received his B.S. and M.B.A. from Niagara University, graduating magna cum laude.

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

Audit Committee

We have established an audit committee of the Board of Directors, which consists of Adam Rothstein, Sam Chawla, and Pamela Ellison, each of whom is an independent director under Nasdaq’s listing standards. Sam Chawla is the chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	monitoring the independence of the independent auditor;

●	reviewing and approving all related-party transactions;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Corporate Governance and Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the Board of Directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

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

Compensation Committee

We have established a compensation committee of the Board of Directors, which consists of Adam Rothstein, Sam Chawla, and Pamela Ellison, each of whom is an independent director under Nasdaq’s listing standards. Adam Rothstein is the chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Section 16	(a) Beneficial Ownership Reporting Compliance

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

The following table sets forth, as of April 1, 2024, certain information regarding beneficial ownership of the Company’s common stock by each person who is known by the Company to beneficially own more than 5% of the Company’s common stock. The table also identifies the stock ownership of each of the Company’s directors and officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Percentage of Outstanding Common Stock
Byron Roth(3)	1,244,910	25.3%
John Lipman	802,232	16.3%
Gordon Roth(3)	862,566	17.5%
Rick Hartfiel	-	-
Aaron Gurewitz(4)	128,570	2.6%
Andrew Costa	17,791	*
Matthew Day	35,582	*
Ryan Hultstrand	-	-
Joe Tonnos	-	-
Adam Rothstein	42,523	*
Sam Chawla	42,523	*
Pamela Ellison	42,523	*
All officers and directors as a group (10 individuals)(3)	3,257,839	66.2%

Holders of More than 5%:
CR Financial Holdings, Inc.(5)	763,615	15.5%
CHLM Sponsor-5 LLC(6)	802,234	16.3%
Fir Tree Capital Management LP(7)	150,000	3.0%
Polar Asset Management Partners Inc.	486,435	9.9
Mizuho Financial Group, Inc.(9)	409,457	8.3

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the stockholders is c/o Roth CH Acquisition V Co., 888 San Clemente Drive, Newport Beach, CA 92660.
(2)	Excludes shares issuable pursuant to warrants issued in connection with the IPO, as such warrants are not exercisable until 30 days after the consummation of the Company’s initial business combination.
(3)	Includes shares owned by CR Financial Holdings, Inc., over which Byron Roth and Gordon Roth have voting and dispositive power.
(4)	Consists of shares owned by the AMG Trust Established January 23, 2007, for which Aaron Gurewitz is trustee.
(5)	Byron Roth and Gordon Roth have voting and dispositive power over the shares owned by CR Financial Holdings, Inc.
(6)	Steve Dyer, Chief Executive Officer and Managing Partner of Craig-Hallum Capital Group LLC, has voting and dispositive shares owned by CHLM Sponsor-5 LLC.
(7)	The information reported is based on a Schedule 13G filed on February 14, 2024. According to the Schedule 13G, as of December 31, 2023, Fir Tree Capital Management LP (“Fir Tree”) had sole voting and dispositive power with respect to 150,000 shares of our common stock. The address for Fir Tree is 500 5th Avenue, 9th Floor, New York, New York 10110.
(8)	The information reported is based on a Schedule 13G filed on February 12, 2024. According to the Schedule 13G, as of December 31, 2023, Polar Asset Management Partners Inc. (“Polar”) had sole voting and dispositive power with respect to 486,435 shares of our common stock. The address for Polar is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(9)	The information reported is based on a Schedule 13G filed on February 13, 2024. According to the Schedule 13G, as of December 31, 2023, Mizuho Financial Group, Inc. (“Mizuho”) had sole voting and dispositive power with respect to 409,457 shares of our common stock. The address for Mizuho is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Working Capital Loans

If needed to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination, our initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would be paid upon consummation of our initial business combination, without interest. If we do not complete a business combination, the loans will only be repaid with funds not held in the trust account, to the extent available. As of December 31, 2023, the Company had $416,841 outstanding under a promissory note.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “Part III, Item 10 - Directors, Executive Officers and Corporate Governance.”

Item 14.	Principal Accountant Fees and Services.

The firm of Grant Thornton LLP (“Grant Thornton”),acts as our independent registered public accounting firm. The following is a summary of fees paid to Grant Thornton for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Grant Thornton in connection with regulatory filings. The aggregate fees billed by Grant Thornton for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 and 2022 totaled $167,790 and $94,532, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. For the year ended December 31, 2023 and 2022, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2023 and 2022, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2023 and 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

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

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 30, 2021, by and among the Registrant, Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2021)
2.1	Business Combination Agreement and Plan of Reorganization, dated as of January 3, 2024, by and among Roth CH Acquisition V Co., Roth CH V Merger Sub Corp. and New Era Helium Corp (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Registrant on January 5, 2024)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2021)
3.2	Amendment to the Amended and Restated Certificate of Incorporation of Roth CH Acquisition V Co. dated December 1, 2023 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Registrant on December 4, 2023)
3.3	Amendment to the Amended and Restated Certificate of Incorporation of Roth CH Acquisition V Co. dated May 17, 2023(incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Registrant on May 17, 2023)
3.4	By-laws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 9, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 24, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 9, 2021)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 9, 2021)
4.4	Warrant Agreement, dated November 30, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2021)
4.5*	Description of Securities
10.1	Letter Agreements, dated November 30, 2021, by and between the Registrant and each of the Registrant’s officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2021)
10.2	Investment Management Trust Agreement, dated November 30, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2021)
10.3	Stock Escrow Agreement, dated November 30, 2021, by and among the Registrant, Continental Stock Transfer & Trust Company and the initial stockholders of the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2021)
10.4	Registration Rights Agreement, dated November 30, 2021, by and between the Registrant and the initial stockholders of the Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2021)
10.5	Subscription Agreement, dated November 30, 2021, by and among the Registrant and the initial stockholders of the Registrant party thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2021)
10.6	Indemnity Agreements, dated November 30, 2021, by and between the Registrant and each of the Registrant’s directors and officers (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2021)
10.7	Insider Support Agreement, dated as of January 3, 2024, by and among Roth CH Acquisition V Co., New Era Helium Corp. and certain stockholders of Roth CH Acquisition V Co. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on January 5, 2024)
10.8	Company Support Agreement, dated as of January 3, 2024, by and among Roth CH Acquisition V Co., New Era Helium Corp. and certain shareholders of New Era Helium Corp. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Registrant on January 5, 2024)
10.9	Form of Amended and Restated Registration Rights Agreement(incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Registrant on January 5, 2024)
10.10	Form of Lock-up Agreement(incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by the Registrant on January 5, 2024)
10.11	Letter Agreement, dated January 2, 2024, by and among Roth CH Acquisition V Co., New Era Helium Corp., Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by the Registrant on January 5, 2024)
10.12	Form of Amendment to Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on July 28, 2023)
10.13	Promissory Note dated July 26, 2023 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Registrant on July 28, 2023)
14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 9, 2021)
21.1*	List of Subsidiaries

31.1*	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 9, 2021)
99.2	Form of Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 9, 2021)
99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 9, 2021)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL docment
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTH CH ACQUISITION V CO.

Dated: April 1, 2024	/s/ Byron Roth
Byron Roth
Co-Chief Executive Officer

By:	/s/ John Lipman
John Lipman
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Byron Roth	Co-Chief Executive Officer and Co-Chairman of the Board	April 1, 2024
Byron Roth	(Co-Principal Executive Officer)

/s/ John Lipman	Co-Chief Executive Officer and Co-Chairman of the Board	April 1, 2024
John Lipman	(Co-Principal Executive Officer)

/s/ Gordon Roth	Chief Financial Officer	April 1, 2024
Gordon Roth	(Principal Financial Officer)

/s/ Adam Rothstein	Director	April 1, 2024
Adam Rothstein

/s/ Sam Chawla	Director	April 1, 2024
Sam Chawla

/s/ Pamela Ellison	Director	April 1, 2024
Pamela Ellison

ROTH CH ACQUISITION V CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Roth Ch Acquisition V Co.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Roth Ch Acquisition V Co. (the “Company”) as of December 31, 2023 and 2022 and the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a financing transaction, and the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Minneapolis, Minnesota

April 1, 2024

ROTH CH ACQUISITION V CO.

BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets
Cash	$200,059	$687,471
Prepaid expenses	62,174	150,250
Cash and marketable securities held in Trust Account	16,978,160	118,377,460
Total Current Assets	17,240,393	119,215,181

Total Assets	$17,240,393	$119,215,181

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$1,099,863	$224,719
Promissory note – related party	416,841	-
Excise taxes payable	1,029,003	-
Income taxes payable	142,500	421,211
Total Current Liabilities	2,688,207	645,930

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 1,582,797 and 11,500,000 shares at $10.71 per share and $10.24 per share redemption value as of December 31, 2023 and 2022, respectively	16,949,887	117,809,374

Stockholders’ (Deficit) Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,336,500 shares issued and outstanding (excluding 1,582,797 and 11,500,000 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	334	334
Additional paid-in capital	-	205,072
Accumulated (deficit) earnings	(2,398,035)	554,471
Total Stockholders’ (Deficit) Equity	(2,397,701)	759,877

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$17,240,393	$119,215,181

The accompanying notes are an integral part of the financial statements.

ROTH CH ACQUISITION V CO.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
General and administrative expenses	$1,764,792	$541,229
Loss from operations	(1,764,792)	(541,229)

Other income (expense)
Interest earned on marketable securities held in Trust Account	2,967,733	1,684,555
Change in fair value of due to non-redeeming stockholders	(480,000)	-
Total other income, net	2,487,733	1,684,555

Income before provision for income taxes	722,941	1,143,326
Provision for income taxes	(810,659)	(421,211)
Net (loss) income	$(87,718)	$722,115

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	6,178,617	11,500,000

Basic and diluted net income per common share, common stock subject to possible redemption	$0.17	$0.07

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,336,500	3,336,500

Basic and diluted net loss per share, non-redeemable common stock	$(0.33)	$(0.02)

The accompanying notes are an integral part of the financial statements.

ROTH CH ACQUISITION V CO.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2021	3,336,500	$334	$1,289,446	$(167,644)	$1,122,136

Accretion of common stock to redemption amount	-	-	(1,084,374)	-	(1,084,374)

Net income	-	-	-	722,115	722,115

Balance – December 31, 2022	3,336,500	334	205,072	554,471	759,877

Accretion of carrying value to redemption value	-	-	(205,072)	(1,835,785)	(2,040,857)

Excise taxes on stock redemption	-	-	-	(1,029,003)	(1,029,003)

Net loss	-	-	-	(87,718)	(87,718)

Balance – December 31, 2023	3,336,500	$334	$-	$(2,398,035)	$(2,397,701)

The accompanying notes are an integral part of the financial statements.

ROTH CH ACQUISITION V CO.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(87,718)	$722,115
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,967,733)	(1,684,555)
Change in fair value of due to non-redeeming stockholders	480,000
Changes in operating assets and liabilities:
Prepaid expenses	88,076	187,677
Accrued expenses	875,144	110,033
Income taxes payable	(278,711)	421,211
Net cash used in operating activities	(1,890,942)	(243,519)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(45,000)	-
Cash withdrawn from Trust Account to pay franchise and income taxes	1,511,689	32,095
Cash withdrawn from Trust Account in connection with redemption	102,900,344	-
Net cash provided by investing activities	104,367,033	32,095

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	466,700	-
Repayment of promissory note - related party	(49,859)	-
Payments to non-redeeming stockholders	(480,000)	-
Redemption of common stock	(102,900,344)	-
Net cash used in financing activities	(102,963,503)	-

Net Change in Cash	(487,412)	(211,424)
Cash – Beginning of period	687,471	898,895
Cash – End of period	$200,059	$687,471

Non-cash financing activities:
Change in value of Class A common stock subject to possible redemption	$2,040,857	$1,084,374
Excise taxes on stock redemption	$1,029,003	$-

Supplemental information
Income taxes paid	$1,089,370	$-

The accompanying notes are an integral part of the financial statements.

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company initially would not proceed with a Business Combination if the Company had net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Stockholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5), Private Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of how or whether they vote on the proposed transaction or do not vote at all. On December 1, 2023, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation which expanded the methods that the Company may employ to not become subject to the “penny stock” rules of the SEC.

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

The Company will have until December 3, 2024 (unless the Company extends the period of time it has to complete an initial business combination) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes and liquidation expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On May 17, 2023, the Company held a special meeting of stockholders (the “May Special Meeting”), at which the Company’s stockholders approved an amendment (the “Extension Amendment”) to the Amended and Restated Certificate of Incorporation to give the Company the right to extend the date by which the Company has to consummate a business combination up to six (6) times, each such extension for an additional one (1) month period, from June 3, 2023 to December 4, 2023. In connection with the May Special Meeting stockholders exercised their right to redeem 8,989,488 shares of common stock for an aggregate price of approximately $10.36 per share, for an aggregate redemption amount of $93,010,772. After the satisfaction of such redemptions, the balance in the Company’s Trust account on June 2, 2023, was $27,077,077 (including interest not previously released to the Company).

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

On May 3 and 4, 2023, the Company entered into non-redemption agreements with certain stockholders owning, in the aggregate, 2,000,000 shares of the Company’s common stock (the “Non-redeeming Stockholders”), pursuant to which such stockholders agreed, among other things, not to redeem or exercise any right to redeem such public shares in connection with the Extension Amendment. In consideration of such agreements, certain of our Initial Stockholders agreed to pay the Non-redeeming Stockholders that entered into such agreements $0.04 per share for each one-month extension. On July 20, 2023, the Company entered into amendments to the non-redemption agreements to provide that the Company or certain Initial Stockholders, or their affiliates or designees, will pay such stockholders that entered into the non-redemption agreements $0.04 per share for each one-month extension in connection with such agreements. On May 30, 2023, June 29, 2023, July 31, 2023, August 31, 2023, October 2, 2023 and November 6, 2023, the Company issued payments to the Non-redeeming Stockholders in the aggregate amount of $480,000 in relation to the extension of the Combination Period through December 4, 2023. The Company recognized $480,000 and no expense for the fair value of due to non-redeeming shareholders in the accompanying statement of operations for the year ended December 31, 2023 and 2022, respectively.

On October 9, 2023, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”), which stated that the Company no longer complies with Nasdaq’s continued listing rules on The Nasdaq Global Market due to the Company not having maintained a minimum of 400 total holders for continued listing, as required pursuant to Nasdaq Listing Rule 5450(a)(2). In accordance with the Nasdaq listing rules, the Company has 45 calendar days to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq can grant the Company an extension of up to 180 calendar days from the date of the letter to evidence compliance. The Company submitted a compliance plan within the specified period.

On December 1, 2023, the Company held a special meeting of stockholders (the “December Special Meeting”), at which the Company’s stockholders approved an amendment to its amended and restated certificate of incorporation (the “Charter Amendment”), to, among other things, (i) give the Company the right to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period (each, an “Extension”), from December 4, 2023 to December 3, 2024 (i.e., for a period of time ending 36 months from the consummation of the IPO) provided that an extension amount of the lesser of $45,000 or $0.03 per public share for each one-month extension (the “Extension Payment”) is deposited into the Trust Account in connection with each Extension and (ii) expand the methods that the Company may employ to not become subject to the “penny stock” rules of the Securities and Exchange Commission. On December 11, 2023, the Company paid an extension deposit of $45,000 to the Trust account in connection with the Extension from December 4, 2023 to January 4, 2024.

In connection with the stockholders’ vote at the December Special Meeting, stockholders exercised their right to redeem 927,715 shares of common stock for an aggregate redemption price of approximately $10.66 per share, or for an aggregate redemption amount of approximately $9,889,573. After the satisfaction of such redemptions, the balance in the Company’s Trust account on December 8, 2023, was $16,872,840 (including interest not previously released to the Company).

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Liquidity and Going Concern

As of December 31, 2023, the Company had $200,059 in its operating bank account and a working capital deficit of $2,425,974.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating, and consummating the Business Combination.

On July 26, 2023, the Company issued an unsecured promissory note in the aggregate amount of up to $750,000 (the “Note”) to individuals or entities listed on the Note. The Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates an initial business combination or (ii) the date the Company liquidates if a Business Combination is not consummated. The Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. The proceeds will be used by the Company to pay various expenses of the Company, including the extension payments, and for general corporate purposes. At December 31, 2023, there was $416,841 outstanding under the Note.

The Company will need to raise additional capital through loans or additional investments from the Initial Stockholders or its officers, directors or their affiliates. The Initial Stockholders and the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If an initial business combination is not consummated by December 3, 2024, there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. The Company plans to address this uncertainty through working capital loans and through consummation of our initial business combination. There is no assurance that working capital loans will be available to the Company or that our plans to consummate a business combination will be successful; therefore, there is substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

In connection with the stockholders’ vote at the May Special Meeting, public stockholders exercised their right to redeem 8,989,488 shares of common stock for a total of $93,010,772. In connection with the stockholders’ vote at the December Special Meeting, 927,715 shares of common stock were tendered for redemption as of December 1, 2023. Excise tax should be recognized in the period incurred, that is when the repurchase occurs. Any reduction in the tax liability due to a subsequent stock issuance, or an event giving rise to an exception, which occurs within a tax year should be recorded in the period of such stock issuance or event giving rise to an exception. As of December 31, 2023, the Company recorded $1,029,003 of excise tax liability calculated as 1% of shares redeemed on May 31, 2023 and December 1, 2023.

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Marketable Securities Held in Trust Account

At December 31, 2023 and 2022, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U. S. Treasury securities.

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

At December 31, 2023 and 2022, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Common stock issuance costs	(1,625,220)
Plus:
Accretion of carrying value to redemption value	3,350,220
Common stock subject to possible redemption, December 31, 2021	116,725,000
Plus:
Accretion of carrying value to redemption value	1,084,374
Common stock subject to possible redemption, December 31, 2022	117,809,374
Less:
Shares Redeemed	(102,900,344)
Plus:
Accretion of carrying value to redemption value	2,040,857
Common stock subject to possible redemption, December 31, 2023	$16,949,887

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 112.13% and 36.84% for the year ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2023 and 2022, due to state taxes, net of federal tax benefit and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The following tables reflect the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Net income (loss)	$(87,718)	$722,115
Accretion of redeemable common stock to redemption amount	(2,040,857)	(1,084,374)
Excise taxes on stock redemption	(1,029,003)	-
Net loss including accretion of temporary equity to redemption value	$(3,157,578)	$(362,259)

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net loss, including accretion of temporary equity to redemption value	$(2,050,365)	$(1,107,213)	$(280,793)	$(81,466)
Accretion of common stock to redemption value	2,040,857	-	-	-
Excise taxes on stock redemption	1,029,003	-	1,084,374	-
Net income (loss)	$1,019,495	$(1,107,213)	$803,581	$(81,466)
Denominator:
Basic and diluted weighted average shares outstanding	6,178,617	3,336,500	11,500,000	3,336,500
Basic and diluted net income (loss) per common share	$0.17	$(0.33)	$0.07	$(0.02)

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The sale of the Founder Shares to certain of the Company’s Initial Stockholders and independent directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 167,234 shares sold to the Company’s Initial Stockholders and independent directors was approximately $788,900, or $4.72 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. On July 26, 2023, the Company issued an unsecured promissory note in the aggregate amount of up to $750,000 (the “Note”) to individuals or entities listed on the Note. The Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates an initial business combination or (ii) the date the Company liquidates if a Business Combination is not consummated. The Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. The proceeds will be used by the Company to pay various expenses of the Company, including the extension payments, and for general corporate purposes. As of December 31, 2023 and 2022, there were Working Capital Loans outstanding of $416,841 and $0, respectively.

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Business Combination Marketing Agreement

Pursuant to a business combination marketing agreement entered into on November 30, 2021, the Company engaged Roth and Craig-Hallum, the underwriters in the Initial Public Offering, as advisors in connection with its Business Combination to assist in the transaction structuring and negotiation of a definitive purchase agreement with respect to the Business Combination, hold meetings with the stockholders to discuss the Business Combination and the target’s attributes, introduce the Company to potential investors to purchase its securities in connection with the Business Combination, and assist with financial analysis, presentations, press releases and filings related to the Business Combination. Roth and Craig-Hallum were initially to receive a fee for such services upon the consummation of a Business Combination in an amount equal to, in the aggregate, 4.5% of the gross proceeds of the Initial Public Offering (or $5,175,000 in the aggregate). As a result, Roth and Craig-Hallum would not be entitled to such fee unless the Company consummates a Business Combination. On January 2, 2024, the Company entered into a letter agreement with Roth and Craig-Hallum to terminate the business combination marketing agreement. In exchange for termination of the business combination marketing agreement, the Company and Roth and Craig-Hallum mutually agreed to issue to Roth and Craig-Hallum 575,000 shares of common stock on the date of the closing of the Business Combination.

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. On May 31, 2023, in connection with the stockholders’ vote at the May Special Meeting, stockholders exercised their right to redeem 8,989,488 shares of common stock and on December 1, 2023, at the December Special Meeting, stockholders exercised their right to redeem 927,715 shares of common stock. At December 31, 2023 and 2022, there were 3,336,500 shares of common stock issued and outstanding, excluding 1,582,797 and 11,500,000 shares of common stock subject to possible redemption which are presented as temporary equity, respectively.

Warrants — At December 31, 2023 and 2022, there were 5,750,000 Public Warrants outstanding and 230,750 Private Warrants outstanding.

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

DECEMBER 31, 2023

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

NOTE 8. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2023 and 2022.

The Company’s net deferred tax assets at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets
Net operating loss carryforward	$-	$-
Startup/Organizational expenses	756,241	147,861
Total deferred tax assets	756,241	147,861
Valuation allowance	(756,241)	(147,861)
Deferred tax assets, net of valuation allowance	$-	$-

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The income tax provision for the year ended December 31, 2023 and 2022 consists of the following:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Federal
Current	$810,659	$421,211
Deferred	(456,612)	(75,979)

State and Local
Current	-	-
Deferred	(151,769)	(36,886)

Change in valuation allowance	603,381	112,865

Income tax provision	$810,659	$421,211

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023 and 2022, the change in the valuation allowance was $603,381 and $112,865.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	6.98%	6.98%
Valuation allowance	84.15%	8.85%
Income tax provision	112.13%	36.84%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination.

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

At December 31, 2023 and 2022, assets held in the Trust Account were comprised of $16,978,160 and $118,377,460 in mutual funds, respectively. Through December 31, 2023, the Company withdrew $1,511,689 of interest earned on the Trust Account to pay for its tax obligations and $102,900,344 for redemption of shares in connection with the stockholders’ vote at the May Special Meeting and December Special Meeting.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Level 1 instruments include investments in money market funds. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Description	Level	December 31, 2023	December 31, 2022
Assets:
U.S. Mutual Funds Held in Trust Account	1	$16,978,160	$118,377,460

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 3, 2024, the Company, entered into a Business Combination Agreement and Plan of Reorganization (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Roth CH V Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of Acquiror (“Merger Sub”), and New Era Helium Corp., a Nevada corporation (“NEH”). Upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the Nevada Revised Statutes and the Delaware General Corporation Law, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of the Company (the “Merger”). Upon the closing of the transaction, subject to approval by the Company’s stockholders and other customary closing conditions, the combined company with be named “New Era Helium Corp.” and is expected to list on The Nasdaq Stock Market.

Merger Agreement

As previously reported, on January 3, 2024, the Company (“ROCL” or “Acquiror”), entered into a Business Combination Agreement and Plan of Reorganization (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among Acquiror, Roth CH V Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of Acquiror (“Merger Sub”), and New Era Helium Corp., a Nevada corporation (“NEH” or the “Company”). The transactions set forth in the Merger Agreement, including the Merger (defined below), will constitute a “Business Combination” as contemplated by Acquiror’s Amended and Restated Certificate of Incorporation. Unless expressly stated otherwise herein, capitalized terms used but not defined herein shall have such meanings ascribed to them in the Merger Agreement.

The Merger

Upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the Nevada Revised Statutes and the Delaware General Corporation Law, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Acquiror (the “Merger”). Upon the closing of the Transactions, subject to approval by ROCL’s stockholders and other customary closing conditions, the combined company with be named “New Era Helium Corp.” and is expected to list on The Nasdaq Stock Market.

Consideration

Subject to the terms and conditions set forth in the Merger Agreement, in consideration of the Merger, the holders of shares of Company Common Stock (including shares of Company Common Stock resulting from the conversion of Company Preferred Stock) will receive an aggregate of 9.0 million shares of Acquiror’s common stock, which number will be subject to adjustment based upon the Net Debt (as defined in the Merger Agreement) (which shares do not include the Earnout Shares (as defined below)) (the “Company Merger Shares”). For purposes of the Company Merger Shares, such amount assumes $37,300,000 of Net Debt. For every dollar of Net Debt lower than $37,300,000 at Closing, the Company Merger Shares will be increased by 1/10 of one share and for every dollar of Net Debt higher than $37,300,000 at Closing, the Company Merger Shares will be decreased by 1/10 of one share.

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Merger Agreement also provides, among other things, that the holders of shares of Company Common Stock immediately prior to the Effective Time have the contingent right to receive up to an aggregate of 1.0 million additional shares of Acquiror’s common stock (the “Earnout Shares”), subject to the following contingencies:

(i) 500,000 Earnout Shares, in the event that, based upon the audited financial statements of the Company for the year ended December 31, 2025, it meets or exceeds a total EBITDA of $25.268 million as calculated by the Company; and

(ii) 500,000 Earnout Shares, if, at any time during the period between the Closing Date and 180 days after the filing of the Form 10-K for the fiscal year ended December 31, 2025, the average of the reported sales prices on Nasdaq (or the exchange on which Acquiror’s common stock is then listed) for any twenty (20) Trading Days during any thirty (30) consecutive Trading Days is greater than or equal to $12.50.

Conditions to Consummation of the Transactions

Consummation of the transactions contemplated by the Merger Agreement is subject to conditions of the respective parties that are customary for a transaction of this type, including, among others: (a) obtaining Acquiror stockholders’ approval of the Roth Proposals; (b) obtaining the Company Stockholder Approval; (c) there being no laws or injunctions by governmental authorities or other legal restraint prohibiting consummation of the transactions contemplated under the Merger Agreement; (d) the required filings under the HSR Act having been completed and the waiting period applicable to the Merger under the HSR Act having expired or terminated; (e) Acquiror’s common stock being listed on Nasdaq, or another national securities exchange mutually agreed to by the parties; (f) the Form S-4 having become effective and no stop order suspending the effectiveness of the Form S-4 having been issued by the SEC; and (g) Acquiror (including, following the Effective Time, the Company) having equal to or in excess of $5,000,000 in cash and cash equivalents.

Acquiror has separate conditions to closing, including, among others, that (a) no material adverse effect having occurred with respect to the Company, (b) the Company having raised at least $45,000,000 in a private placement of securities in order to fund its new plant construction, and (c) certain indebtedness of the Company having been converted into shares of common stock of the Company. The Company has separate conditions to closing, including, among others, that no material adverse effect has occurred with respect to Acquiror.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing of the Merger, including: (a) by mutual written consent of Acquiror and the Company; (b) by either party if the Closing has not occurred prior to the date that is 180 days after the date of the Merger Agreement; (c) there is a final non-appealable order issued by a governmental authority preventing or making illegal the consummation of the transactions contemplated by the Merger Agreement; (d) by either Acquiror or the Company if any of the Roth Proposals fails to be approved at the Roth Stockholders’ Meeting; (e) by Acquiror if the Company fails to obtain Company Stockholder Approval within five (5) Business Days following the date in which the SEC declares the Form S-4 effective; (f) by Acquiror if the Company has not delivered: (i) its Audited Financial Statements for the year ended December 31, 2022 and December 31, 2021 by January 8, 2024, (ii) its Interim Financials by February 1, 2024, and (iii) the Audited Financial Statements for the year ended December 31, 2023 within 90 days after the date of the Merger Agreement; and (g) by either party if the other party’s representations or warranties are not true and correct or if the other party breached any of its covenants set forth in the Merger Agreement such that the conditions to Closing would not be satisfied and such breach cannot or has not been cured within the earlier of thirty (30) days’ notice by the other party.

If the Merger Agreement is validly terminated, none of the parties will have any liability or any further obligation under the Merger Agreement with certain limited exceptions, including liability arising out of willful material breach of the Merger Agreement.

ROTH CH ACQUISITION V CO.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Insider Support Agreement

Contemporaneously with the execution of the Merger Agreement, Acquiror entered into an insider support agreement (the “Insider Support Agreement”) with NEH and certain stockholders of Acquiror (the “Sponsor Parties”), whereby the Sponsor Parties have agreed, among other things, (i) not to transfer or redeem any Acquiror Common Stock held by such Sponsor Parties, (ii) to vote in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated hereby, and (iii) to vote against any Alternative Transaction with respect to Acquiror or any proposal in opposition to approval of the Merger Agreement or in competition with or inconsistent with the Merger Agreement and any other action or proposal that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay, postpone or adversely affect the Transactions.

Company Support Agreement

Contemporaneously with the execution of the Merger Agreement, Acquiror entered into a stockholder support agreement (the “Company Support Agreement”) with NEH and certain shareholders of NEH (the “Company Supporting Shareholders”), pursuant to which the Company Supporting Shareholders have agreed, among other things, (i) not to transfer any NEH Common Stock held by such Company Supporting Shareholders, (ii) to vote in favor of the Merger and the transactions contemplated by the Merger Agreement, and (iii) to vote against any Alternative Transaction with respect to NEH or any proposal in opposition to approval of the Merger Agreement or in competition with or inconsistent with the Merger Agreement, and any other action or proposal that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay, postpone or adversely affect the Transactions.

Termination of Business Combination Marketing Agreement

On January 2, 2024, the Company entered into a letter agreement with Roth and Craig-Hallum to terminate the business combination marketing agreement. In exchange for termination of the business combination marketing agreement, the Company and Roth and Craig-Hallum mutually agreed to issue to Roth and Craig-Hallum 575,000 shares of common stock on the date of the closing of the Business Combination.

Trust Extension Payments

On January 17, 2024, February 7, 2024 and March 11, 2024, the Company paid an aggregate of $135,000 to the Trust Account for each one-month extension to extend the date by which the Company must consummate its Business Combination from January 4, 2024 to April 4, 2024.

Promissory Note

On March 27, 2024, Roth CH Acquisition V Co., a Delaware corporation (the “Company”), issued an unsecured promissory note in the aggregate principal amount of up to $600,000 (the “Note”) to individuals or entities listed on the Note (the “Payees”). Pursuant to the Note, the Payees agreed to loan to the Company an aggregate amount of up to $600,000 that shall be payable on the earlier of (i) the date on which the Company consummates an initial business combination as such term is defined in the Company’s Amended and Restated Certificate of Incorporation (the “Business Combination”), or (ii) the date the Company liquidates if a Business Combination is not consummated. The Note bears no interest rate. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the Note will be used for the Company to pay various expenses of the Company and for general corporate purposes.