Form 10-Q
period 2024-03-31
Roth CH Acquisition V Co.
filed 2024-05-15
CIK 1885998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 5,847,012 shares of common stock, par value $0.0001 per share, issued and outstanding.

ROTH CH ACQUISITION V CO.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ROTH CH ACQUISITION V CO.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash	$56,435	$200,059
Prepaid expenses	107,990	62,174
Cash and marketable securities held in Trust Account	17,335,558	16,978,160
Total Current Assets	17,499,983	17,240,393

Total Assets	$17,499,983	$17,240,393

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,146,084	$1,099,863
Promissory note – related party	864,930	416,841
Excise taxes payable	1,029,003	1,029,003
Income taxes payable	28,977	142,500
Total Current Liabilities	3,068,994	2,688,207

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 1,582,797 shares at $10.91 per share and $10.71 per share redemption value as of March 31, 2024 and December 31, 2023, respectively	17,269,523	16,949,887

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,336,500 shares issued and outstanding (excluding 1,582,797 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023, respectively	334	334
Additional paid-in capital	—	—
Accumulated deficit	(2,838,868)	(2,398,035)
Total Stockholders’ Deficit	(2,838,534)	(2,397,701)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,499,983	$17,240,393

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the
	Three Months Ended
	March 31,
	2024	2023
General and administrative expenses	$285,913	$205,650
Loss from operations	(285,913)	(205,650)

Other income
Interest earned on marketable securities held in Trust Account	222,398	1,253,877
Interest and penalties	(463)	—
Total other income, net	221,935	1,253,877

(Loss) Income before provision for income taxes	(63,978)	1,048,227
Provision for income taxes	(57,219)	(339,671)
Net (loss) income	$(121,197)	$708,556

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,582,797	11,500,000
Basic and diluted net income per common share, common stock subject to possible redemption	$0.11	$0.06

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,336,500	3,336,500
Basic and diluted net loss per share, non-redeemable common stock	$(0.09)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	3,336,500	$334	$—	$(2,398,035)	$(2,397,701)

Accretion of carrying value to redemption value	—	—	—	(319,636)	(319,636)

Net loss	—	—	—	(121,197)	(121,197)

Balance – March 31, 2024	3,336,500	$334	$—	$(2,838,868)	$(2,838,534)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Equity	Equity
Balance — January 1, 2023	3,336,500	$334	$205,072	$554,471	$759,877

Accretion of carrying value to redemption value	—	—	(205,072)	(669,501)	(874,573)

Net income	—	—	—	708,556	708,556

Balance – March 31, 2023	3,336,500	$334	$—	$593,526	$593,860

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(121,197)	$708,556
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(222,398)	(1,253,877)
Changes in operating assets and liabilities:
Prepaid expenses	(45,816)	(18,190)
Accrued expenses	46,221	(173,824)
Income taxes payable	(113,523)	(125,329)
Net cash used in operating activities	(456,713)	(862,664)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	—	465,000
Investment of cash into Trust Account	(135,000)	—
Net cash (used in) provided by investing activities	(135,000)	465,000

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	448,089	—
Net cash provided by financing activities	448,089	—

Net Change in Cash	(143,624)	(397,664)
Cash – Beginning of period	200,059	687,471
Cash – End of period	$56,435	$289,807

Non-cash financing activities:
Change in value of Class A common stock subject to possible redemption	$319,636	$874,573

Supplemental information
Income taxes paid	$183,379	$465,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity through March 31, 2024 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

March 31, 2024

(Unaudited)

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

On October 9, 2023, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”), which stated that the Company no longer complies with Nasdaq’s continued listing rules on The Nasdaq Global Market due to the Company not having maintained a minimum of 400 total holders for continued listing, as required pursuant to Nasdaq Listing Rule 5450(a)(2). In accordance with the Nasdaq listing rules, the Company has 45 calendar days to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq can grant the Company an extension of up to 180 calendar days from the date of the letter to evidence compliance. On May 13, 2024,

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Nasdaq notified the Company that it did not regain compliance with the requirement during the extension period. The Company is appealing this determination, and does not anticipate being delisted at this time.

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

Liquidity and Going Concern

As of March 31, 2024, the Company had $56,435 in its operating bank account and a working capital deficit of $2,904,569.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating, and consummating the Business Combination.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

On July 26, 2023, the Company issued an unsecured promissory note in the aggregate amount of up to $750,000 (the “July Note”) to individuals or entities listed on the Note. The Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates an initial business combination or (ii) the date the Company liquidates if a Business Combination is not consummated. The July Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. The proceeds will be used by the Company to pay various expenses of the Company, including the extension payments, and for general corporate purposes. At March 31, 2024, there was $750,000 outstanding under the July Note.

On March 27, 2023, the Company issued an unsecured promissory note in the aggregate amount of up to $600,000 (the “March Note”) to individuals or entities listed on the Note. The March Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates an initial business combination or (ii) the date the Company liquidates if a Business Combination is not consummated. The March Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. The proceeds will be used by the Company to pay various expenses of the Company, including the extension payments, and for general corporate purposes. At March 31, 2024, there was $114,930 outstanding under the March Note.

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

Risks and Uncertainties

The Company continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that COVID-19 could have a negative effect on the Company’s search for a target company for a Business Combination, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 31, 2024

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

In connection with the stockholders’ vote at the May Special Meeting, public stockholders exercised their right to redeem 8,989,488 shares of common stock for a total of $93,010,772. In connection with the stockholders’ vote at the December Special Meeting, 927,715 shares of common stock were tendered for redemption as of December 1, 2023. Excise tax should be recognized in the period incurred, that is when the repurchase occurs. Any reduction in the tax liability due to a subsequent stock issuance, or an event giving rise to an exception, which occurs within a tax year should be recorded in the period of such stock issuance or event giving rise to an exception. As of March 31, 2024, the Company recorded $1,029,003 of excise tax liability calculated as 1% of shares redeemed on May 31, 2023 and December 1, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Marketable Securities Held in Trust Account

At March 31, 2024 and December 31, 2023, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U. S. Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

At December 31, 2023 and 2022, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Common stock issuance costs	(1,625,220)
Plus:
Accretion of carrying value to redemption value	3,350,220
Common stock subject to possible redemption, December 31, 2021	116,725,000
Plus:
Accretion of carrying value to redemption value	1,084,374
Common stock subject to possible redemption, December 31, 2022	117,809,374
Less:
Shares Redeemed	(102,900,344)
Plus:
Accretion of carrying value to redemption value	2,040,857
Common stock subject to possible redemption, December 31, 2023	16,949,887
Plus:
Accretion of carrying value to redemption value	319,636
Common stock subject to possible redemption, March 31, 2024	$17,269,523

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 89.44% and (32.40) % for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to state taxes, net of federal tax benefit and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The following tables reflect the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023
Net (loss) income	$(121,197)	$708,556
Accretion of redeemable common stock to redemption amount	(319,636)	(874,573)
Net loss including accretion of temporary equity to redemption value	$(440,833)	$(166,017)

	For the		For the
	Three Months Ended		Three Months Ended
	March 31,2024		March 31,2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	common stock	common stock	common stock	common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, including accretion of temporary equity to redemption value	$(141,839)	$(298,994)	$(128,682)	$(37,335)
Accretion of common stock to redemption value	319,636	—	874,573	—
Net income (loss)	$177,797	$(298,994)	$745,891	$(37,335)
Denominator:
Basic and diluted weighted average shares outstanding	1,582,797	3,336,500	11,500,000	3,336,500
Basic and diluted net income (loss) per common share	$0.11	$(0.09)	$0.06	$(0.01)

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

March 31, 2024

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

The sale of the Founder Shares to certain of the Company’s Initial Stockholders and independent directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 167,234 shares sold to the Company’s Initial Stockholders and independent directors was approximately $788,900, or $4.72 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. On July 26, 2023, the Company issued an unsecured promissory note in the aggregate amount of up to $750,000 (the “July Note”) to individuals or entities listed on the Note. The July Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates an initial business combination or (ii) the date the Company liquidates if a Business Combination is not consummated. The July Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. The proceeds will be used by the Company to pay various expenses of the Company, including the extension payments, and for general corporate purposes.

On March 27, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $600,000 (the “December Note”) to individuals or entities listed on the Note (the “Payees”). Pursuant to the December Note, the Payees agreed to loan to the Company an aggregate amount of up to $600,000 that shall be payable on the earlier of (i) the date on which the Company consummates an initial business combination as such term is defined in the Company’s Amended and Restated Certificate of Incorporation (the “Business Combination”), or (ii) the date the Company liquidates if a Business Combination is not consummated. The December Note bears no interest rate. In the event that the Company does not consummate a Business Combination, the December Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the December Note will be used for the Company to pay various expenses of the Company and for general corporate purposes.

As of March 31, 2024 and December 31, 2023, there were Working Capital Loans outstanding of $864,930 and $416,841, respectively.

Underwriting Agreement and Business Combination Marketing Agreement

The Company entered into an underwriting agreement and a business combination marketing agreement with Roth Capital Partners, LLC (“Roth”) and Craig-Hallum Capital Group LLC (“Craig-Hallum”), the underwriters in the Initial Public Offering. The underwriters are related parties of the Company.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2024

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

March 31, 2024

(Unaudited)

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. On May 31, 2023, in connection with the stockholders’ vote at the May Special Meeting, stockholders exercised their right to redeem 8,989,488 shares of common stock and on December 1, 2023, at the December Special Meeting, stockholders exercised their right to redeem 927,715 shares of common stock. At March 31, 2024 and December 31, 2023, there were 3,336,500 shares of common stock issued and outstanding, excluding 1,582,797 shares of common stock subject to possible redemption which are presented as temporary equity, respectively.

Warrants — At March 31, 2024 and December 31, 2023, there were 5,750,000 Public Warrants outstanding and 230,750 Private Warrants outstanding.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2024

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

March 31, 2024

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

At March 31, 2024, assets held in the Trust Account were comprised of $17,335,558 in mutual funds. Through March 31, 2024, the Company did not withdraw of any interest earned on the Trust Account to pay for its tax obligations.

At December 31, 2023, assets held in the Trust Account were comprised of $16,978,160 in mutual funds. Through December 31, 2023, the Company withdrew $1,511,689 of interest earned on the Trust Account to pay for its tax obligations and $102,900,344 for redemption of shares in connection with the stockholders’ vote at the May Special Meeting and December Special Meeting.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Level 1 instruments include investments in money market funds. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

		March 31,	December 31,
Description	Level	2024	2023
Assets:
U.S. Mutual Funds Held in Trust Account	1	$17,335,558	$16,978,160

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the search for an initial business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The Merger Consideration

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

Nasdaq Matters

On October 9, 2023, The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that it did not comply with Nasdaq’s minimum 400 Total Holders requirement set forth in Listing Rule 5450(a)(2) (the “Rule”). Based on Nasdaq’s further review and the materials submitted by the Company on November 24, 2023, January 5, 2024, and February 19, 2024, Nasdaq determined to grant the Company an extension of time to regain compliance with the Rule. On May 13, 2024, Nasdaq notified the Company that it did not regain compliance with the requirement during the extension period. The Company is appealing this determination, and does not anticipate being delisted at this time.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended March 31, 2024, we had a net loss of $121,197, which consisted of interest earned on marketable securities held in Trust Account of $222,398, offset by of operating costs of $285,913, interest and penalties of $463 and provision for income taxes of $57,219.

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

For the three months ended March 31, 2024, cash used in operating activities was $456,713. Net loss of $121,197 was affected by interest earned on marketable securities held in the Trust Account of $222,398, offset by changes in operating assets and liabilities, which used $113,118.

For the three months ended March 31, 2023, cash used in operating activities was $862,664. Net income of $708,556 was affected by interest earned on marketable securities held in the Trust Account of $1,253,877 and changes in operating assets and liabilities, which used $317,343.

On May 31, 2023, in connection with the stockholders’ vote at the May Special Meeting, stockholders exercised their right to redeem 8,989,488 shares of common stock and $93,010,772 was released from the Trust account in connection with the share redemption. In connection with the stockholders’ vote at the December Special Meeting, stockholders exercised their right to redeem 927,715 shares of common stock and $9,889,573 was released from the Trust account in connection with the share redemption. In connection with the share redemptions, we recorded $1,029,003 of excise tax liability calculated as 1% of shares redeemed on May 31, 2023 and December 11, 2023. As of March 31, 2024, we had cash and marketable securities held in the Trust Account of $17,335,558. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. We may withdraw interest to pay taxes. Through March 31, 2024, we did not withdraw of any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had $56,435 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to finance transaction costs in connection with an initial business combination, the Initial Stockholders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would be repaid upon consummation of an initial business combination, without interest. On July 26, 2023, we issued an unsecured promissory note in the aggregate amount of up to $750,000 (the “July Note”) to individuals or entities listed on the Note. The July Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates an initial business combination or (ii) the date the Company liquidates if a Business Combination is not consummated. The July Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. The proceeds will be used by the Company to pay various expenses of the Company, including the extension payments, and for general corporate purposes. On March 27, 2024, we issued an unsecured promissory note in the aggregate principal amount of up to $600,000 (the “December Note”) to individuals or entities listed on the Note (the “Payees”). Pursuant to the December Note, the Payees agreed to loan to the Company an aggregate amount of up to $600,000 that shall be payable on the earlier of (i) the date on which the Company consummates an initial business combination as such term is defined in the Company’s Amended and Restated Certificate of Incorporation (the “Business Combination”), or (ii) the date the Company liquidates if a Business Combination is not consummated. The December Note bears no interest rate. In the event that the Company does not consummate a Business Combination, the December Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The proceeds of the December Note will be used for the Company to pay various expenses of the Company and for general corporate purposes.

As of March 31, 2024, there were $864,930 of Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

As of March 31, 2024 and December 31, 2023, there were Working Capital Loans outstanding of $864,930 and $416,841, respectively.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) Per Common Share

We have two types of common stock – redeemable common stock and non-redeemable common stock. We calculate our earnings per share to allocate net income (loss) pro rata to redeemable and non-redeemable common stock. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in our income (loss). Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. In order to determine the net income (loss) attributable to both the redeemable and non-redeemable common stock, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For the purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable common stock subject to redemption was considered to be dividends paid to the holders of the redeemable common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated pro rata between redeemable and non-redeemable common stock for the three months ended March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officers and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item. We have provided a comprehensive list of risk factors in our Annual Report on Form 10 K for the year ended December 31, 2023, as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Promissory Note dated March 27, 2024 (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on March 28, 2024).
31.1*	Certification of Principal Executive Officers Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Accounting and Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officers Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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

ROTH CH ACQUISITION V CO.

Date: May 15, 2024	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer and Co-Chairman of the Board
(Co-Principal Executive Officer)

Date: May 15, 2024	By:	/s/ John Lipman
	Name:	John Lipman
	Title:	Co-Chief Executive Officer and Co-Chairman of the Board
(Co-Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Gordon Roth
	Name:	Gordon Roth
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)