Form 10-Q
period 2024-06-30
Roth CH Acquisition V Co.
filed 2024-08-14
CIK 1885998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 4,919,297 shares of common stock, par value $0.0001 per share, issued and outstanding.

ROTH CH ACQUISITION V CO.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ROTH CH ACQUISITION V CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash	$28,046	$200,059
Prepaid expenses	67,140	62,174
Prepaid income taxes	45,204	—
Cash and marketable securities held in Trust Account	17,563,695	16,978,160
Total Current Assets	17,704,085	17,240,393
Total Assets	$17,704,085	$17,240,393

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,890,381	$1,099,863
Promissory note – related party	1,073,144	416,841
Excise taxes payable	1,029,003	1,029,003
Income taxes payable	―	142,500
Total Current Liabilities	3,992,528	2,688,207

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 1,582,797 shares at $11.07 per share and $10.71 per share redemption value as of June 30, 2024 and December 31, 2023, respectively	17,526,638	16,949,887

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,336,500 shares issued and outstanding (excluding 1,582,797 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023, respectively	334	334
Additional paid-in capital	—	—
Accumulated deficit	(3,815,415)	(2,398,035)
Total Stockholders’ Deficit	(3,815,081)	(2,397,701)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,704,085	$17,240,393

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
General and administrative expenses	$886,750	$179,481	$1,172,663	$385,131
Loss from operations	(886,750)	(179,481)	(1,172,663)	(385,131)

Other income (expense)
Interest earned on marketable securities held in Trust Account	225,289	1,043,998	447,687	2,297,875
Finance costs for non-redemption agreements	―	(480,000)	―	(480,000)
Interest and penalties	―	—	(463)	—
Total other income, net	225,289	563,998	447,224	1,817,875

(Loss) Income before provision for income taxes	(661,461)	384,517	(725,439)	1,432,744
Provision for income taxes	(57,971)	(290,124)	(115,190)	(629,795)
Net (loss) income	$(719,432)	$94,393	$(840,629)	$802,949

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,582,797	8,536,433	1,582,797	10,010,030
Basic and diluted net (loss) income per common share, common stock subject to possible redemption	$(0.04)	$0.06	$0.08	$0.12

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,336,500	3,336,500	3,336,500	3,336,500
Basic and diluted net loss per share, non-redeemable common stock	$(0.20)	$(0.13)	$(0.29)	$(0.13)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	3,336,500	$334	$—	$(2,398,035)	$(2,397,701)

Accretion of carrying value to redemption value	—	—	—	(319,636)	(319,636)

Net loss	—	—	—	(121,197)	(121,197)

Balance – March 31, 2024	3,336,500	$334	$—	$(2,838,868)	$(2,838,534)

Accretion of carrying value to redemption value	—	—	—	(257,115)	(257,115)

Net loss	—	—	—	(719,432)	(719,432)

Balance – June 30, 2024	3,336,500	$334	$—	$(3,815,415)	$(3,815,081)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit) Equity	(Deficit) Equity
Balance — January 1, 2023	3,336,500	$334	$205,072	$554,471	$759,877

Accretion of carrying value to redemption value	—	—	(205,072)	(669,501)	(874,573)

Net income	—	—	—	708,556	708,556

Balance — March 31, 2023	3,336,500	$334	$—	$593,526	$593,860

Accretion of carrying value to redemption value	—	—	—	(729,454)	(729,454)

Excise taxes on stock redemption	—	—	—	(930,108)	(930,108)

Net income	—	—	—	94,393	94,393

Balance — June 30, 2023	3,336,500	$334	$—	$(971,643)	$(971,309)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024		2023
Cash Flows from Operating Activities:
Net (loss) income		$(840,629)	$802,949
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account		(447,687)	(2,297,875)
Changes in operating assets and liabilities:
Prepaid expenses		(4,966)	25,467
Prepaid income taxes		(45,204)	—
Accrued expenses		790,518	(125,601)
Due to Non-redeeming Stockholders		—	480,000
Income taxes payable		(142,500)	164,795
Net cash used in operating activities		(690,468)	(950,265)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes		132,152	1,296,148
Investment of cash into Trust Account		(270,000)	—
Cash withdrawn from Trust Account in connection with redemption		—	93,010,772
Net cash (used in) provided by investing activities		(137,848)	94,306,920

Cash Flows from Financing Activities:
Payments to Non-redeeming Stockholders		—	(160,000)
Proceeds from promissory note - related party		656,303	—
Redemption of common stock		—	(93,010,772)
Net cash provided by (used in) financing activities		656,303	(93,170,772)

Net Change in Cash		(172,013)	185,883
Cash – Beginning of period		200,059	687,471
Cash – End of period		$28,046	$873,354

Non-cash financing activities:
Change in value of Class A common stock subject to possible redemption		$576,751	$1,604,027
Excise taxes on stock redemption	$	―	$930,108

Supplemental information
Income taxes paid		$315,531	$465,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity through June 30, 2024 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

On October 9, 2023, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”), which stated that the Company no longer complies with Nasdaq’s continued listing rules on The Nasdaq Global Market due to the Company not having maintained a minimum of 400 total holders for continued listing, as required pursuant to Nasdaq Listing Rule 5450(a)(2) (the “Rule”). In accordance with the Nasdaq listing rules, the Company has 45 calendar days to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq can grant the Company an extension of up to 180 calendar days from the date of the letter to evidence compliance. On May 13, 2024, Nasdaq notified the Company that it did not regain compliance with the requirement during the extension period. .On May 17, 2023, the Company requested a hearing before a Nasdaq Hearing Panel (the “Panel”). A hearing on this matter was held on June 27, 2024 and on July 3, 2024, Nasdaq notified the Company that the Panel has determined to grant the Company’s request to continue its listing on Nasdaq subject to the condition that on or before November 11, 2024, the Company shall demonstrate compliance with the Rule. The Company expects to demonstrate its compliance with the Rule in connection with the closing of its business combination with New Era Helium Corporation.

On December 1, 2023, the Company held a special meeting of stockholders (the “December Special Meeting”), at which the Company’s stockholders approved an amendment to its amended and restated certificate of incorporation (the “Charter Amendment”), to, among other things, (i) give the Company the right to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period (each, an “Extension”), from December 4, 2023 to December 3, 2024 (i.e., for a period of time ending 36 months from the consummation of the IPO) provided that an extension amount of the lesser of $45,000 or $0.03 per public share for each one-month extension (the “Extension Payment”) is deposited into the Trust Account in connection with each Extension and (ii) expand the methods that the Company may employ to not become subject to the “penny stock” rules of the Securities and Exchange Commission. As of June 30, 2024, the Company paid an aggregate amount of $315,000 to the Trust account for each one-month extension to extend the date by which the Company must consummate its Business Combination from December 4, 2023 to July 4, 2024.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

As of June 30, 2024, the Company had $28,046 in its operating bank account and a working capital deficit of $3,897,342.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating, and consummating the Business Combination.

On July 26, 2023, the Company issued an unsecured promissory note in the aggregate amount of up to $750,000 (the “July Note”) to individuals or entities listed on the Note. The Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates an initial business combination or (ii) the date the Company liquidates if a Business Combination is not consummated. The July Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. The proceeds will be used by the Company to pay various expenses of the Company, including the extension payments, and for general corporate purposes. At June 30, 2024, there was $750,000 outstanding under the July Note.

On March 27, 2024, the Company issued an unsecured promissory note in the aggregate amount of up to $600,000 (the “March Note”) to individuals or entities listed on the Note. The March Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates an initial business combination or (ii) the date the Company liquidates if a Business Combination is not consummated. The March Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. The proceeds will be used by the Company to pay various expenses of the Company, including the extension payments, and for general corporate purposes. At June 30, 2024, there was $323,144 outstanding under the March Note.

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

Risks and Uncertainties

The Company continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that COVID-19 could have a negative effect on the Company’s search for a target company for a Business Combination, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

In connection with the stockholders’ vote at the May Special Meeting, public stockholders exercised their right to redeem 8,989,488 shares of common stock for a total of $93,010,772. In connection with the stockholders’ vote at the December Special Meeting, 927,715 shares of common stock were tendered for redemption as of December 1, 2023. Excise tax should be recognized in the period incurred, that is when the repurchase occurs. Any reduction in the tax liability due to a subsequent stock issuance, or an event giving rise to an exception, which occurs within a tax year should be recorded in the period of such stock issuance or event giving rise to an exception. As of June 30, 2024, the Company recorded $1,029,003 of excise tax liability calculated as 1% of shares redeemed on May 31, 2023 and December 1, 2023.

During the second quarter, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

Marketable Securities Held in Trust Account

At June 30, 2024 and December 31, 2023, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U. S. Treasury securities.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

At December 31, 2023 and 2022, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Common stock issuance costs	(1,625,220)
Plus:
Accretion of carrying value to redemption value	3,350,220
Common stock subject to possible redemption, December 31, 2021	116,725,000
Plus:
Accretion of carrying value to redemption value	1,084,374
Common stock subject to possible redemption, December 31, 2022	117,809,374
Less:
Shares Redeemed	(102,900,344)
Plus:
Accretion of carrying value to redemption value	2,040,857
Common stock subject to possible redemption, December 31, 2023	16,949,887
Plus:
Accretion of carrying value to redemption value	576,751
Common stock subject to possible redemption, June 30, 2024	$17,526,638

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2024 and 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 8.76% and (41.18) % for the three months ended June 30, 2024 and 2023, respectively, 15.88% and (35.93%) for the six months ended June 30, 2024 and 2023. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024 and 2023, due to state taxes, net of federal tax benefit and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

The following tables reflect the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(719,432)	$94,393	$(840,629)	$802,949
Accretion of redeemable common stock to redemption amount	(257,115)	(729,454)	(576,751)	(1,604,027)
Excise taxes on stock redemption	―	(930,108)	―	(930,108)
Net loss including accretion of temporary equity to redemption value and excise taxes on stock redemption	$(976,547)	$(1,565,169)	$(1,417,380)	$(1,731,186)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Common stock	Common stock	Common stock	Common stock	Common stock	Common stock	Common stock	Common stock
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income including accretion of temporary equity to redemption value	$(314,207)	$(662,340)	$(1,125,329)	$(439,840)	$(456,046)	$(961,334)	$(1,298,407)	$(432,779)
Accretion of common stock to redemption value	257,115	—	729,454	—	576,751	—	1,604,027	—
Excise taxes on stock redemption	—	—	930,108	—	—	—	930,108	—
Net (loss) income	$(57,092)	$(662,340)	$534,233	$(439,840)	$120,705	$(961,334)	$1,235,728	$(432,779)
Denominator:
Basic and diluted weighted average shares outstanding	1,582,797	3,336,500	8,536,433	3,336,500	1,582,797	3,336,500	10,010,030	3,336,500
Basic and diluted net (loss) income per common share	$(0.04)	$(0.20)	$0.06	$(0.13)	$0.08	$(0.29)	$0.12	$(0.13)

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

The sale of the Founder Shares to certain of the Company’s Initial Stockholders and independent directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 167,234 shares sold to the Company’s Initial Stockholders and independent directors was approximately $788,900, or $4.72 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. On July 26, 2023, the Company issued an unsecured promissory note in the aggregate amount of up to $750,000 (the “July Note”) to individuals or entities listed on the Note. The July Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates an initial business combination or (ii) the date the Company liquidates if a Business Combination is not consummated. The July Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. The proceeds were used by the Company to pay various expenses of the Company, including the extension payments, and for general corporate purposes.

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

As of June 30, 2024 and December 31, 2023, there were Working Capital Loans outstanding of $1,073,144 and $416,841, respectively.

Underwriting Agreement and Business Combination Marketing Agreement

The Company entered into an underwriting agreement and a business combination marketing agreement with Roth Capital Partners, LLC (“Roth”) and Craig-Hallum Capital Group LLC (“Craig-Hallum”), the underwriters in the Initial Public Offering. The underwriters are related parties of the Company.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Amendment to Merger Agreement

On June 5, 2024, the Company and NEH entered into the First Amendment to the Business Combination Agreement and Plan of Reorganization Amendment (the “Amendment”) pursuant to which, among other things:

(a)	the Outside Date has been extended to 270 days after the date of the Merger Agreement
(b)

the structure of the Business Combination has changed such that: (1) the Company will merge (the “Initial Merger”) with and into a newly formed Nevada corporation named Roth CH V Holdings, Inc. (“Holdings”), a wholly owned subsidiary of the Company, and Holdings will be the survivor of the Initial Merger; (ii) Holdings shall sign a joinder and become a party to the Merger Agreement; and (iii) immediately subsequent to the Initial Merger, Merger Sub will merge with and into NEH, with NEH surviving the Merger as a wholly owned subsidiary of Holdings; and

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

(c)

the closing condition that NEH raise at least $45 million in a private placement of securities in order to fund its new plant construction has been removed, and the closing condition that certain indebtedness of NEH be converted into shares of common stock of NEH has been removed.

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. On May 31, 2023, in connection with the stockholders’ vote at the May Special Meeting, stockholders exercised their right to redeem 8,989,488 shares of common stock and on December 1, 2023, at the December Special Meeting, stockholders exercised their right to redeem 927,715 shares of common stock. At June 30, 2024 and December 31, 2023, there were 3,336,500 shares of common stock issued and outstanding, excluding 1,582,797 shares of common stock subject to possible redemption which are presented as temporary equity, respectively.

Warrants — At June 30, 2024 and December 31, 2023, there were 5,750,000 Public Warrants outstanding and 230,750 Private Warrants outstanding.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

At June 30, 2024, assets held in the Trust Account were comprised of $17,563,695 in mutual funds. Through June 30, 2024, the Company did withdrew an amount of $132,152 of any interest earned on the Trust Account to pay for its tax obligations.

At December 31, 2023, assets held in the Trust Account were comprised of $16,978,160 in mutual funds. Through December 31, 2023, the Company withdrew $1,511,689 of interest earned on the Trust Account to pay for its tax obligations and $102,900,344 for redemption of shares in connection with the stockholders’ vote at the May Special Meeting and December Special Meeting.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Level 1 instruments include investments in money market funds. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

		June 30,	December 31,
Description	Level	2024	2023
Assets:
U.S. Mutual Funds Held in Trust Account	1	$17,563,695	$16,978,160

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than disclosed, that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Amendments to Merger Agreement

On June 5, 2024, the Company and NEH entered into the First Amendment to the Business Combination Agreement and Plan of Reorganization Amendment (the “Amendment”) pursuant to which, among other things:

(a)	the Outside Date has been extended to 270 days after the date of the Merger Agreement
(b)

the structure of the Business Combination has changed such that: (1) the Company will merge (the “Initial Merger”) with and into a newly formed Nevada corporation named Roth CH V Holdings, Inc. (“Holdings”), a wholly owned subsidiary of the Company, and Holdings will be the survivor of the Initial Merger; (ii) Holdings shall sign a joinder and become a party to the Merger Agreement; and (iii) immediately subsequent to the Initial Merger, Merger Sub will merge with and into NEH, with NEH surviving the Merger as a wholly owned subsidiary of Holdings; and

(c)

the closing condition that NEH raise at least $45 million in a private placement of securities in order to fund its new plant construction has been removed, and the closing condition that certain indebtedness of NEH be converted into shares of common stock of NEH has been removed.

On August 8, 2024, the parties to the BCA entered into the Second Amendment to the Business Combination Agreement and Plan of Reorganization Amendment, pursuant to which, among other things: (a) the Outside Date was extended to October 31, 2024 and (b) the definitions of “Company Merger Shares” and “Net Debt” were amended.

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

On December 1, 2023, we held a special meeting of stockholders (the “December 2023 Meeting”), at which our stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to (A) give the Company the right to extend the Combination Period up to twelve (12) times, each such extension for an additional one (1) month period, from December 4, 2023 to December 3, 2024 (i.e., for a period of time ending 36 months from the consummation of the IPO) and (B) expand the methods that the Company may employ to not become subject to the “penny stock” rules of the Securities and Exchange Commission. In connection with the stockholders’ vote at the December 2023 Meeting, 927,715 shares of common stock were tendered for redemption. As of June 30, 2024, we paid an aggregate amount of $315,000 to the Trust account for each one-month extension to extend the date by which the Company must consummate its Business Combination from December 4, 2023 to July 4, 2024.

Nasdaq Matters

On October 9, 2023, The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that it did not comply with Nasdaq’s minimum 400 Total Holders requirement set forth in Listing Rule 5450(a)(2) (the “Rule”). Based on Nasdaq’s further review and the materials submitted by the Company on November 24, 2023, January 5, 2024, and February 19, 2024, Nasdaq determined to grant the Company an extension of time to regain compliance with the Rule. On May 13, 2024, Nasdaq notified the Company that it did not regain compliance with the requirement during the extension period. On May 17, 2023, the Company requested a hearing before a Nasdaq Hearing Panel (the “Panel”). A hearing on this matter was held on June 27, 2024 and on July 3, 2024, Nasdaq notified the Company that the Panel has determined to grant the Company’s request to continue its listing on Nasdaq subject to the condition that on or before November 11, 2024, the Company shall demonstrate compliance with the Rule. The Company expects to demonstrate its compliance with the Rule in connection with the closing of its business combination with New Era Helium Corporation.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended June 30, 2024, we had a net loss of $719,432, which consisted of operating costs of $886,750 and provision for income taxes of $57,971, offset by of interest earned on marketable securities held in Trust Account of $225,289.

For the six months ended June 30, 2024, we had a net loss of $840,629, which consisted of operating costs of $1,172,663, interest and penalties of $463 and provision for income taxes of $115,190, offset by of interest earned on marketable securities held in Trust Account of $447,687.

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

For the six months ended June 30, 2024, cash used in operating activities was $690,468. Net loss of $840,629 was affected by interest earned on marketable securities held in the Trust Account of $447,687, offset by changes in operating assets and liabilities, which provided $597,848.

For the six months ended June 30, 2023, cash used in operating activities was $950,265. Net income of $802,949 was affected by interest earned on marketable securities held in the Trust Account of $2,297,875 and changes in operating assets and liabilities, which provided $544,661.

On May 31, 2023, in connection with the stockholders’ vote at the May Special Meeting, stockholders exercised their right to redeem 8,989,488 shares of common stock and $93,010,772 was released from the Trust account in connection with the share redemption. In connection with the stockholders’ vote at the December Special Meeting, stockholders exercised their right to redeem 927,715 shares of common stock and $9,889,573 was released from the Trust account in connection with the share redemption. In connection with the share redemptions, we recorded $1,029,003 of excise tax liability calculated as 1% of shares redeemed on May 31, 2023 and December 11, 2023. As of June 30, 2024, we had cash and marketable securities held in the Trust Account of $17,563,695. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. We may withdraw interest to pay taxes. Through June 30, 2024, we withdrew an amount of $132,152 of interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had $28,046 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

As of June 30, 2024, there were $1,073,144 of Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

As of June 30, 2024 and December 31, 2023, there were Working Capital Loans outstanding of $1,073,144 and $416,841, respectively.

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

Net (Loss) Income Per Common Share

We have two types of common stock – redeemable common stock and non-redeemable common stock. We calculate our earnings per share to allocate net (loss) income pro rata to redeemable and non-redeemable common stock. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in our (loss) income. Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. In order to determine the net (loss) income attributable to both the redeemable and non-redeemable common stock, we first considered the total (loss) income allocable to both sets of shares. This is calculated using the total net (loss) income less any dividends paid. For the purposes of calculating net (loss) income per share, any remeasurement of the accretion to redemption value of the redeemable common stock subject to redemption and the excise tax calculated on the redemption of shares were considered to be dividends paid to the holders of the redeemable common stock. Subsequent to calculating the total (loss) income allocable to both sets of shares, we split the amount to be allocated pro rata between redeemable and non-redeemable common stock for the three and six months ended June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officers and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.2

First Amendment to the Business Combination Agreement and Plan of Reorganization, dated June 5, 2024  (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on June 11, 2024)

10.3	Marketing Agreement dated May 21, 2023 between the Registrant and IDR Marketing, Inc. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on June 3, 2024)
10.4	Letter Agreement dated May 30, 2023, between the Registrant and New Era Helium Corp. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on June 3, 2024)
31.1*	Certification of Principal Executive Officers Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Accounting and Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officers Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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

ROTH CH ACQUISITION V CO.

Date: August 14, 2024	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer and Co-Chairman of the Board
(Co-Principal Executive Officer)

Date: August 14, 2024	By:	/s/ John Lipman
	Name:	John Lipman
	Title:	Co-Chief Executive Officer and Co-Chairman of the Board
(Co-Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Gordon Roth
	Name:	Gordon Roth
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)