Form 10-Q
period 2024-09-30
Roth CH Acquisition V Co.
filed 2024-11-19
CIK 1885998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 19, 2024, there were 4,919,297 shares of common stock, par value $0.0001 per share, issued and outstanding.

ROTH CH ACQUISITION V CO.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ROTH CH ACQUISITION V CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash	$6,620	$200,059
Prepaid expenses	25,490	62,174
Cash and marketable securities held in Trust Account	17,928,070	16,978,160
Total Current Assets	17,960,180	17,240,393
Total Assets	$17,960,180	$17,240,393

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,113,329	$1,099,863
Promissory note – related party	1,287,944	416,841
Excise taxes payable	1,029,003	1,029,003
Income taxes payable	14,323	142,500
Total Current Liabilities	4,444,599	2,688,207

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 1,582,797 shares at $11.22 per share and $10.71 per share redemption value as of September 30, 2024 and December 31, 2023, respectively	17,751,247	16,949,887

Stockholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,336,500 shares issued and outstanding (excluding 1,582,797 shares subject to possible redemption) as of September 30, 2024 and December 31, 2023, respectively	334	334
Additional paid-in capital	—	—
Accumulated deficit	(4,236,000)	(2,398,035)
Total Stockholders’ Deficit	(4,235,666)	(2,397,701)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,960,180	$17,240,393

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
General and administrative expenses	$368,098	$908,357	$1,540,761	$1,293,488
Loss from operations	(368,098)	(908,357)	(1,540,761)	(1,293,488)

Other income (expense)
Interest earned on marketable securities held in Trust Account	229,375	343,491	677,062	2,641,366
Interest income - other	2,274	—	2,274	—
Finance costs for non-redemption agreements	—	8,811	—	(471,189)
Interest and penalties	—	—	(463)	—
Total other income, net	231,649	352,302	678,873	2,170,177

(Loss) income before provision for income taxes	(136,449)	(556,055)	(861,888)	876,689
Provision for income taxes	(59,527)	(90,037)	(174,717)	(719,832)
Net (loss) income	$(195,976)	$(646,092)	$(1,036,605)	$156,857

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,582,797	2,510,512	1,582,797	7,482,720
Basic and diluted net income (loss) per common share, common stock subject to possible redemption	$0.06	$(0.07)	$0.13	$0.13

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,336,500	3,336,500	3,336,500	3,336,500
Basic and diluted net loss per share, non-redeemable common stock	$(0.09)	$(0.14)	$(0.37)	$(0.24)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	3,336,500	$334	$—	$(2,398,035)	$(2,397,701)

Accretion of carrying value to redemption value	—	—	—	(319,636)	(319,636)

Net loss	—	—	—	(121,197)	(121,197)

Balance – March 31, 2024	3,336,500	$334	$—	$(2,838,868)	$(2,838,534)

Accretion of carrying value to redemption value	—	—	—	(257,115)	(257,115)

Net loss	—	—	—	(719,432)	(719,432)

Balance – June 30, 2024	3,336,500	$334	$—	$(3,815,415)	$(3,815,081)

Accretion of carrying value to redemption value	—	—	—	(224,609)	(224,609)

Net loss	—	—	—	(195,976)	(195,976)

Balance – September 30, 2024	3,336,500	$334	$—	$(4,236,000)	$(4,235,666)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — January 1, 2023	3,336,500	$334	$205,072	$554,471	$759,877

Accretion of carrying value to redemption value	—	—	(205,072)	(669,501)	(874,573)

Net income	—	—	—	708,556	708,556

Balance — March 31, 2023	3,336,500	334	—	593,526	593,860

Accretion of carrying value to redemption value	—	—	—	(729,454)	(729,454)

Excise taxes on stock redemption	—	—	—	(930,108)	(930,108)

Net income	—	—	—	94,393	94,393

Balance — June 30, 2023	3,336,500	334	—	(971,643)	(971,309)

Accretion of carrying value to redemption value	—	—	—	(188,932)	(188,932)

Net loss	—	—	—	(646,092)	(646,092)

Balance — September 30, 2023	3,336,500	$334	$—	$(1,806,667)	$(1,806,333)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROTH CH ACQUISITION V CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(1,036,605)	$156,857
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(677,062)	(2,641,366)
Interest income - other	(2,274)	—
Changes in operating assets and liabilities:
Prepaid expenses	36,684	73,484
Accrued expenses	1,013,466	508,696
Due to Non-redeeming Stockholders	—	471,189
Income taxes payable	(125,903)	(369,538)
Net cash used in operating activities	(791,694)	(1,800,678)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	132,152	1,296,148
Investment of cash into Trust Account	(405,000)	—
Cash withdrawn from Trust Account in connection with redemption	—	93,010,772
Net cash (used in) provided by investing activities	(272,848)	94,306,920

Cash Flows from Financing Activities:
Payments to Non-redeeming Stockholders	—	(320,000)
Proceeds from promissory note - related party	871,103	250,000
Redemption of common stock	—	(93,010,772)
Net cash provided by (used in) financing activities	871,103	(93,080,772)

Net Change in Cash	(193,439)	(574,530)
Cash – Beginning of period	200,059	687,471
Cash – End of period	$6,620	$112,941

Non-cash financing activities:
Change in value of common stock subject to possible redemption	$801,360	$1,792,959
Excise taxes on stock redemption	$—	$930,108

Supplemental information
Income taxes paid	$440,973	$1,089,370

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity through September 30, 2024 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

September 30, 2024

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

the Panel has determined to grant the Company’s request to continue its listing on Nasdaq subject to the condition that on or before November 11, 2024, the Company shall demonstrate compliance with the Rule.

On November 8, 2024, the Panel received a written update and request (the “Amendment Request”) from the Company to modify the terms of the Panel’s decision dated July 3, 2024, that granted an exception to the Company to continue its listing on Nasdaq subject to the satisfaction of certain milestones described in the decision.

In the Amendment Request, the Company proposed changes to its compliance plan initially presented at the hearing. Specifically, as an alternative to the completion of the business combination with New Era Helium that the Company outlined at the hearing, the Company proposed to file a phase down transfer listing application to transfer its listing from the Nasdaq Global Market to the Nasdaq Capital Market. The Company informed the Panel that upon the transfer, the Company would be positioned to evidence compliance with all continued listing requirements on the Nasdaq Capital Market. Based on the facts and information presented in the Amendment Request, the Panel granted the Company’s request for continued listing on the Exchange until November 12, 2024, subject to the requirement that on or before November 12, 2024, the Company will demonstrate compliance with all applicable requirements for continued listing on the Nasdaq Capital Market. On November 12, 2024, the Company submitted to Nasdaq documentary evidence of its compliance with all continued listing requirements on the Nasdaq Capital Market.

On November 18, 2024, the Company received a letter from Nasdaq indicating that is has regained compliance with the minimum total shareholders requirement in the Rule, as required by the Panel’s decision dated July 3, 2024, as amended. Accordingly, the Panel has determined to continue the listing of the Company’s securities on Nasdaq and is closing this matter.

On December 1, 2023, the Company held a special meeting of stockholders (the “December Special Meeting”), at which the Company’s stockholders approved an amendment to its amended and restated certificate of incorporation (the “Charter Amendment”), to, among other things, (i) give the Company the right to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period (each, an “Extension”), from December 4, 2023 to December 3, 2024 (i.e., for a period of time ending 36 months from the consummation of the IPO) provided that an extension amount of the lesser of $45,000 or $0.03 per public share for each one-month extension (the “Extension Payment”) is deposited into the Trust Account in connection with each Extension and (ii) expand the methods that the Company may employ to not become subject to the “penny stock” rules of the Securities and Exchange Commission. As of September 30, 2024, the Company paid an aggregate amount of $450,000 to the Trust account for each one-month extension to extend the date by which the Company must consummate its Business Combination from December 4, 2023 to October 4, 2024.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Liquidity and Going Concern

As of September 30, 2024, the Company had $6,620 in its operating bank account and a working capital deficit of $4,412,489.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating, and consummating the Business Combination.

On July 26, 2023, the Company issued an unsecured promissory note in the aggregate amount of up to $750,000 (the “July Note”) to individuals or entities listed on the Note. The Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates an initial business combination or (ii) the date the Company liquidates if a Business Combination is not consummated. The July Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. The proceeds will be used by the Company to pay various expenses of the Company, including the extension payments, and for general corporate purposes. At September 30, 2024, there was $750,000 outstanding under the July Note.

On March 27, 2024, the Company issued an unsecured promissory note in the aggregate amount of up to $600,000 (the “March Note”) to individuals or entities listed on the Note. The March Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates an initial business combination or (ii) the date the Company liquidates if a Business Combination is not consummated. The March Note will be repaid only from amounts remaining outside of the Company’s Trust Account, if any. The proceeds will be used by the Company to pay various expenses of the Company, including the extension payments, and for general corporate purposes. At September 30, 2024, there was $537,944 outstanding under the March Note.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

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

In connection with the stockholders’ vote at the May Special Meeting, public stockholders exercised their right to redeem 8,989,488 shares of common stock for a total of $93,010,772. In connection with the stockholders’ vote at the December Special Meeting, 927,715 shares of common stock were tendered for redemption as of December 1, 2023. Excise tax should be recognized in the period incurred, that is when the repurchase occurs. Any reduction in the tax liability due to a subsequent stock issuance, or an event giving rise to an exception, which occurs within a tax year should be recorded in the period of such stock issuance or event giving rise to an exception. As of September 30, 2024, the Company recorded $1,029,003 of excise tax liability calculated as 1% of shares redeemed on May 31, 2023 and December 1, 2023.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

Marketable Securities Held in Trust Account

At September 30, 2024 and December 31, 2023, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U. S. Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2024 and December 31, 2023, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

At September 30, 2024 and December 31, 2023, the common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Common stock issuance costs	(1,625,220)
Plus:
Accretion of carrying value to redemption value	3,350,220
Common stock subject to possible redemption, December 31, 2021	116,725,000
Plus:
Accretion of carrying value to redemption value	1,084,374
Common stock subject to possible redemption, December 31, 2022	117,809,374
Less:
Shares Redeemed	(102,900,344)
Plus:
Accretion of carrying value to redemption value	2,040,857
Common stock subject to possible redemption, December 31, 2023	16,949,887
Plus:
Accretion of carrying value to redemption value	801,360
Common stock subject to possible redemption, September 30, 2024	$17,751,247

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2024 and 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 43.63% and 16.19% for the three months ended September 30, 2024 and 2023, respectively, 20.27% and (82.11%) for the nine months ended September 30, 2024 and 2023. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2024 and 2023, due to state taxes, net of federal tax benefit, merger and acquisition expenses, and the valuation allowance on the deferred tax assets.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The following tables reflect the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(195,976)	$(646,092)	$(1,036,605)	$156,857
Accretion of redeemable common stock to redemption amount	(224,609)	(188,932)	(801,360)	(1,792,959)
Excise taxes on stock redemption	—	—	—	(930,108)
Net (loss) income including accretion of temporary equity to redemption value and excise taxes on stock redemption	$(420,585)	$(835,024)	$(1,837,965)	$(2,566,210)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Common stock	Common stock	Common stock	Common stock	Common stock	Common stock	Common stock	Common stock
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss) including accretion of temporary equity to redemption value	$(135,324)	$(285,261)	$(358,531)	$(476,493)	$(591,370)	$(1,246,595)	$(1,774,826)	$(791,384)
Accretion of common stock to redemption value	224,609	—	188,932	—	801,360	—	1,792,959	—
Excise taxes on stock redemption	—	—	—	—	—	—	930,108	—
Net income (loss)	$89,285	$(285,261)	$(169,599)	$(476,493)	$209,990	$(1,246,595)	$948,241	$(791,384)
Denominator:
Basic and diluted weighted average shares outstanding	1,582,797	3,336,500	2,510,512	3,336,500	1,582,797	3,336,500	7,482,720	3,336,500
Basic and diluted net income (loss) per common share	$0.06	$(0.09)	$(0.07)	$(0.14)	$0.13	$(0.37)	$0.13	$(0.24)

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

September 30, 2024

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

The sale of the Founder Shares to certain of the Company’s Initial Stockholders and independent directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 167,234 shares sold to the Company’s Initial Stockholders and independent directors was approximately $788,900, or $4.72 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of September 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

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

As of September 30, 2024 and December 31, 2023, there were Working Capital Loans outstanding of $1,287,944 and $416,841, respectively.

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Amendments to Merger Agreement

On June 5, 2024, the Company and NEH entered into the First Amendment to the Business Combination Agreement and Plan of Reorganization Amendment (the “First Amendment”) pursuant to which, among other things:

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

On August 8, 2024, the Company and NEH entered into the Second Amendment to the Business Combination Agreement and Plan of Reorganization Amendment (the “Second Amendment”), pursuant to which, among other things:

(a)	The Outside Date was extended to October 31, 2024; and
(b)	The definition of “Company Merger Shares” and “Net Debt” were amended.

On September 11, 2024, the Company and NEH entered into the Third Amendment to the Business Combination Agreement and Plan of Reorganization Amendment (the “Third Amendment”) pursuant to which, among other things:

(a)	The definition of “Company Merger Shares” in Section 1.01 is amended to read as follows: “Company Merger Shares” means 9,000,000 shares of Holdings Common Stock which number shall be subject to adjustment based upon the Net Debt at closing in that is different from the Net Debt at the date of the Original Business Combination Agreement (the “Net Debt Variation”). For the avoidance of doubt, the Company Merger Shares do not include Earnout Shares in an amount up to 1,000,000 shares of Roth Common stock. For every dollar of decrease in the Net Debt Variation the Company Merger Shares shall be increased by 1/10 of one share and for every dollar of increase in the Net Debt Variation the Company Merger Shares shall be decreased by 1/10 of one share.
(b)	The definition of “Net Debt” in Section 1.01 is amended to read as follows: “Net Debt means the total Indebtedness of NEH and the NEH Subsidiaries (excluding any existing Indebtedness that converts, exchanges or is exercised into share of capital stock of NEH) after subtracting all cash and liquid assets, which calculation shall be mutually agreed upon between NEH and Roth no later than three business days prior to Closing. In the event of any dispute with respect to such calculation, the parties shall promptly (and in no event more than 15 days after the Closing) engage a mutually agreed upon independent third party to resolve such dispute and make an independent determination of the Company Merger Shares and Net Debt. NEH shall make all work papers, back up materials, and financial staff involved in preparation of the calculations available to such third party. The cost of such third party shall be paid by Holdings.
(c)	A new section 3.02(k) shall be added as follows: In the event that the parties are unable to mutually agree on the Company Merger Shares or Net Debt prior to the Closing, the number of shares in dispute shall not be distributed as part of the Per Share Merger Consideration at the Closing and shall only be distributed upon resolution of any dispute pursuant to Section 1.01 hereof.

On September 30, 2024, the Company and NEH entered into the Fourth Amendment to the Business Combination Agreement and Plan of Reorganization Amendment (the “Fourth Amendment”) pursuant to which, among other things the parties extended the Outside Date to November 30, 2024.

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. On May 31, 2023, in connection with the stockholders’ vote at the May Special Meeting, stockholders exercised their right to redeem 8,989,488 shares of common stock and on December 1, 2023, at the December Special Meeting, stockholders exercised their right to redeem 927,715 shares of common stock. At September 30, 2024 and December 31, 2023, there were 3,336,500 shares of common stock issued and outstanding, excluding 1,582,797 shares of common stock subject to possible redemption which are presented as temporary equity, respectively.

Warrants — At September 30, 2024 and December 31, 2023, there were 5,750,000 Public Warrants outstanding and 230,750 Private Warrants outstanding.

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

September 30, 2024

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

ROTH CH ACQUISITION V CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

At September 30, 2024, assets held in the Trust Account were comprised of $17,928,070 in mutual funds. For the nine month period ended September 30, 2024, the Company withdrew $132,152 of interest earned on the Trust Account to pay for its tax obligations.

At December 31, 2023, assets held in the Trust Account were comprised of $16,978,160 in mutual funds. For the year ended December 31, 2023, the Company withdrew $1,511,689 of interest earned on the Trust Account to pay for its tax obligations and $102,900,344 for redemption of shares in connection with the stockholders’ vote at the May Special Meeting and December Special Meeting.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. Level 1 instruments include investments in money market funds. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

		September 30,	December 31,
Description	Level	2024	2023
Assets:
U.S. Mutual Funds Held in Trust Account	1	$17,928,070	$16,978,160

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

On October 25, 2024, the Company announced a Special Meeting of Stockholders (the “Special Meeting”) to be held on November 29, 2024 at which the stockholders will be asked to vote on a proposal to allow the Company, without further stockholder approval, to amend (the “Extension Amendment”) the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination up to six (6) times, each such extension for an additional one (1) month period from December 4, 2024 to June 4, 2025.

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

On September 11, 2024, the Company and NEH entered into the Third Amendment to the Business Combination Agreement and Plan of Reorganization Amendment (the “Third Amendment”) pursuant to which, among other things:

(d)	The definition of “Company Merger Shares” in Section 1.01 is amended to read as follows: “Company Merger Shares” means 9,000,000 shares of Holdings Common Stock which number shall be subject to adjustment based upon the Net Debt at closing in that is different from the Net Debt at the date of the Original Business Combination Agreement (the “Net Debt Variation”). For the avoidance of doubt, the Company Merger Shares do not include Earnout Shares in an amount up to 1,000,000 shares of Roth Common stock. For every dollar of decrease in the Net Debt Variation the Company Merger Shares shall be increased by 1/10 of one share and for every dollar of increase in the Net Debt Variation the Company Merger Shares shall be decreased by 1/10 of one share.
(e)	The definition of “Net Debt” in Section 1.01 is amended to read as follows: “Net Debt means the total Indebtedness of NEH and the NEH Subsidiaries (excluding any existing Indebtedness that converts, exchanges or is exercised into share of capital stock of NEH) after subtracting all cash and liquid assets, which calculation shall be mutually agreed upon between NEH and Roth no later than three business days prior to Closing. In the event of any dispute with respect to such calculation, the parties shall promptly (and in no event more than 15 days after the Closing) engage a mutually agreed upon independent third party to resolve such dispute and make an independent determination of the Company Merger Shares and Net Debt. NEH shall make all work papers, back up materials, and financial staff involved in preparation of the calculations available to such third party. The cost of such third party shall be paid by Holdings.
(f)	A new section 3.02(k) shall be added as follows: In the event that the parties are unable to mutually agree on the Company Merger Shares or Net Debt prior to the Closing, the number of shares in dispute shall not be distributed as part of the Per Share Merger Consideration at the Closing and shall only be distributed upon resolution of any dispute pursuant to Section 1.01 hereof.

On September 30, 2024, the Company and NEH entered into the Fourth Amendment to the Business Combination Agreement and Plan of Reorganization Amendment (the “Fourth Amendment”) pursuant to which, among other things the parties extended the Outside Date to November 30, 2024.

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

On December 1, 2023, we held a special meeting of stockholders (the “December 2023 Meeting”), at which our stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to (A) give the Company the right to extend the Combination Period up to twelve (12) times, each such extension for an additional one (1) month period, from December 4, 2023 to December 3, 2024 (i.e., for a period of time ending 36 months from the consummation of the IPO) and (B) expand the methods that the Company may employ to not become subject to the “penny stock” rules of the Securities and Exchange Commission. In connection with the stockholders’ vote at the December 2023 Meeting, 927,715 shares of common stock were tendered for redemption. As of September 30, 2024, we paid an aggregate amount of $405,000 to the Trust account for each one-month extension to extend the date by which the Company must consummate its Business Combination from December 4, 2023 to July 4, 2024.

At present, the Company has until December 3, 2024 to complete its initial business combination. The Company’s board of directors believes that there may not be sufficient time before December 3, 2024 to complete the Business Combination or an alternate initial business combination. Therefore, the board of directors has determined that it is desirable to provide the Company  with an option to extend the Combination Period up to six times, each such extension for an additional one-month period, from December 3, 2024 to June 4, 2025 (the “Proposed Extension”), in order to provide its stockholders with the opportunity to participate in a prospective investment. Accordingly, On November 18, 2024, the Company filed a definitive proxy statement with the SEC in order to convene a special meeting of stockholders seeking approval to amend the Current Charter and extend the Combination Period for additional one-month periods up to June 4, 2025. The definitive proxy statement was mailed to stockholders of record as of October 28, 2024 in order to hold a special meeting of stockholders to vote on the Proposed Extension. The special meeting will be held at 10:00 a.m., Eastern Time on November 29, 2024.

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

On November 8, 2024, the Panel received a written update and request (the “Amendment Request”) from the Company to modify the terms of the Panel’s decision dated July 3, 2024, that granted an exception to the Company to continue its listing on Nasdaq subject to the satisfaction of certain milestones described in the decision.

In the Amendment Request, the Company proposed changes to its compliance plan initially presented at the hearing. Specifically, as an alternative to the completion of the business combination with New Era Helium that the Company outlined at the hearing, the Company proposed to file a phase down transfer listing application to transfer its listing from the Nasdaq Global Market to the Nasdaq Capital Market. The Company informed the Panel that upon the transfer, the Company would be positioned to evidence compliance with all continued listing requirements on the Nasdaq Capital Market. Based on the facts and information presented in the Amendment Request, the Panel granted the Company’s request for continued listing on the Exchange until November 12, 2024, subject to the requirement that on or before November 12, 2024, the Company will demonstrate compliance with all applicable requirements for continued listing on the Nasdaq Capital Market. On November 12, 2024, the Company submitted to Nasdaq documentary evidence of its compliance with all continued listing requirements on the Nasdaq Capital Market.

On November 18, 2024, the Company received a letter from Nasdaq indicating that is has regained compliance with the minimum total shareholders requirement in the Rule, as required by the Panel’s decision dated July 3, 2024, as amended. Accordingly, the Panel has determined to continue the listing of the Company’s securities on Nasdaq and is closing this matter.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended September 30, 2024, we had a net loss of $195,976, which consisted of operating costs of $368,098 and provision for income taxes of $59,527, offset by of interest earned on marketable securities held in Trust Account of $229,375 and other interest income of $2,274.

For the nine months ended September 30, 2024, we had a net loss of $1,036,605, which consisted of operating costs of $1,540,761, interest and penalties of $463 and provision for income taxes of $174,717, offset by of interest earned on marketable securities held in Trust Account of $677,062 and other interest income of $2,274.

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

For the nine months ended September 30, 2024, cash used in operating activities was $921,973. Net loss of $1,036,605 was affected by interest earned on marketable securities held in the Trust Account of $677,062 and other interest income of $2,274, offset by changes in operating assets and liabilities, which provided $924,247.

For the nine months ended September 30, 2023, cash used in operating activities was $1,800,678. Net income of $156,857 was affected by interest earned on marketable securities held in the Trust Account of $2,641,366 offset by fair value of due to non-redeeming shareholders of $471,189, and changes in operating assets and liabilities, which provided $212,642.

On May 31, 2023, in connection with the stockholders’ vote at the May Special Meeting, stockholders exercised their right to redeem 8,989,488 shares of common stock and $93,010,772 was released from the Trust account in connection with the share redemption. In connection with the stockholders’ vote at the December Special Meeting, stockholders exercised their right to redeem 927,715 shares of common stock and $9,889,573 was released from the Trust account in connection with the share redemption. In connection with the share redemptions, we recorded $1,029,003 of excise tax liability calculated as 1% of shares redeemed on May 31, 2023 and December 11, 2023. As of September 30, 2024, we had cash and marketable securities held in the Trust Account of $17,928,070. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. We may withdraw interest to pay taxes. Through September 30, 2024, we withdrew an amount of $132,152 of interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had $6,620 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

As of September 30, 2024, there were $1,287,944 of Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

As of September 30, 2024 and December 31, 2023, there were Working Capital Loans outstanding of $1,287,944 and $416,841, respectively.

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

Net (Loss) Income Per Common Share

We have two types of common stock – redeemable common stock and non-redeemable common stock. We calculate our earnings per share to allocate net (loss) income pro rata to redeemable and non-redeemable common stock. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in our (loss) income. Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. In order to determine the net (loss) income attributable to both the redeemable and non-redeemable common stock, we first considered the total (loss) income allocable to both sets of shares. This is calculated using the total net (loss) income less any dividends paid. For the purposes of calculating net (loss) income per share, any remeasurement of the accretion to redemption value of the redeemable common stock subject to redemption and the excise tax calculated on the redemption of shares were considered to be dividends paid to the holders of the redeemable common stock. Subsequent to calculating the total (loss) income allocable to both sets of shares, we split the amount to be allocated pro rata between redeemable and non-redeemable common stock for the three and nine months ended September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officers and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROTH CH ACQUISITION V CO.

Date: November 19, 2024	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer and Co-Chairman of the Board
(Co-Principal Executive Officer)

Date: November 19, 2024	By:	/s/ John Lipman
	Name:	John Lipman
	Title:	Co-Chief Executive Officer and Co-Chairman of the Board
(Co-Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Gordon Roth
	Name:	Gordon Roth
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)